Form 10-K
period 1994-12-31
MOBIL CORP
filed 1995-03-13
CIK 67182

1994
____________________________________________________________________________


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549-1004

                                 FORM 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended December 31, 1994
                         Commission File No. 1-7555

                             MOBIL CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                                 13-2850309
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

                  3225 Gallows Road, Fairfax, Virginia 22037-0001
                             Telephone:  (703) 846-3000
                       (Address of principal executive offices)

            Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
     Title of Each Class                              on Which Registered
Common Stock, $2.00 Par Value                       New York Stock Exchange
7 5/8% Debentures due 2033                          New York Stock Exchange
8% Debentures Due 2032                              New York Stock Exchange
8 3/8% Notes Due 2001                               New York Stock Exchange
8 5/8% Debentures Due 2021                          New York Stock Exchange

            Securities registered pursuant to Section 12(g) of the Act:
  Guarantee, Mobil Oil Corporation Employee Stock Ownership Plan (ESOP) Trust
                   9.17% Sinking Fund Debentures Due 2000

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X .  No   .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

  The number of voting securities of the registrant outstanding on February 28, 1995, the latest practicable date, was (i) 395,866,646 shares of common stock, all of which comprise a single class with a $2.00 par value, and each being entitled to one vote and (ii) 95,304 shares of Series B ESOP Convertible Preferred Stock, $1.00 par value per share, and each being entitled to 100
votes for a total of 9,530,400 votes.   As of the same date, the aggregate
market value of voting stock held by non-affiliates of the registrant was $34,405,159,450, based on a closing price of $87.000 per share. The approximate number of common equity security holders as of the same date was 192,701.

  Parts I and II incorporate information by reference to the Annual Report to Shareholders for the year ended December 31, 1994. Part III contains information incorporated by reference to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1994.
____________________________________________________________________________

                             MOBIL CORPORATION
                                 Form 10-K
                             December 31, 1994
                             TABLE OF CONTENTS

                                                               Page(s)
                                                        ________________________
                                                          1994         1994
                                                         Annual       Annual
                                                        Report on    Report to
                                                        Form 10-K   Shareholders
                                    PART I

Item  1. Business ...................................         1               -
           (a) General ..............................         1               -
           (b) Environmental Matters ................         1           26,47
           (c) Segment and Geographic Information ...         2           34,35
           (d) Business Description and Properties ..         2        50,51,55
                 Petroleum Operations ...............         2               -
                   Upstream .........................         3               -
                   Downstream .......................        12               -
                 Chemical Operations ................        13               -
                 Other Operations ...................        14               -
Item  2. Properties .................................        15               -
Item  3. Legal Proceedings ..........................        15               -
Item  4. Submission of Matters to a Vote
           of Security Holders ......................        16               -

                                    PART II

Item  5. Market for Registrant's Common Stock
           and Related Stockholder Matters ..........        17              27
Item  6. Selected Financial Data ....................        17           56,57
Item  7. Management's Discussion and Analysis
           of Results of Operations and
           Financial Condition ......................        17     18-28,30,32
Item  8. Financial Statements and
           Supplementary Data .......................        17  27,29,31,33-53
Item  9. Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure .....................        17               -

                                  PART III

Item 10. Directors and Executive Officers
           of the Registrant ........................        17               -
Item 11. Executive Compensation .....................        17               -
Item 12. Security Ownership of Certain Beneficial
           Owners and Management ....................        17               -
Item 13. Certain Relationships and
           Related Transactions .....................        17               -

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules
           and Reports on Form 8-K ..................        19               -
         Supplemental Financial Information .........        20               -
           Summarized Financial Data ................        20               -
           Financial Statement Schedules ............        21               -
         Signatures .................................        22               -
         Exhibit Index  .............................        23               -
         Exhibits ...................................        24               -


                                     PART I

Item 1. Business.

(a) General

  Mobil Corporation (Mobil) was incorporated in March, 1976 in the State of Delaware. Mobil's principal business, which is conducted primarily through wholly-owned subsidiaries, is in the petroleum industry. Mobil is also a manufacturer and marketer of petrochemicals, plastics and specialty chemical products. Through its subsidiaries, Mobil had business interests in over 100 countries and employed approximately 58,500 people worldwide at December 31, 1994.

  Mobil Oil Corporation (Mobil Oil) is Mobil's principal subsidiary. Through its divisions and subsidiaries, Mobil Oil has a worldwide oil and gas exploration and producing operation, a global marketing and refining complex, a network of pipelines and tankers linking these worldwide oil and gas businesses, a world-scale chemical business and a highly sophisticated research and engineering operation. Summarized financial data for Mobil Oil is included on page 20 of this Annual Report on Form 10-K.

  A list of Mobil's most significant subsidiaries is contained on pages 26 through 28 of this Annual Report on Form 10-K.

  Mobil makes no representations as to the future trend of its business and earnings, or as to future events and developments that could affect the oil industry in particular and that may affect other businesses in which Mobil is directly or indirectly engaged. These include such matters as the divestiture of certain operations, environmental quality control standards, oil imports, new discoveries of hydrocarbons and the demand for petroleum products. Furthermore, Mobil's business could be affected by future price changes or controls, material and labor costs, legislation, taxes, labor conditions, transportation regulations, tariffs, litigation, embargoes, foreign currency exchange restrictions and changes in foreign currency exchange rates. Mobil has direct and indirect investments and interests in many enterprises worldwide and makes no representation as to future developments which may have a profound effect on its business enterprises throughout the world. Mobil also recognizes that such enterprises are subject to political uncertainties in many of the countries in which it operates. Countries outside of the U.S. which currently are, and are expected to continue to be, significant contributors to Mobil's operating earnings are Indonesia, Japan, Nigeria, Norway and the United Kingdom (U.K.).

(b)  Environmental Matters

  The discussions of Environmental Matters on pages 26 and 47 of Mobil's 1994 Annual Report to Shareholders are incorporated herein by reference.

  Mobil and certain of its subsidiaries and affiliates are parties to numerous proceedings instituted by governmental authorities and others under provisions of applicable laws or regulations relating to the discharge of materials into the environment. Such environmental proceedings are further discussed herein on pages 15 and 16 under Item 3. Legal Proceedings.

Mobil                             - 1 -

(c)  Segment and Geographic Information

  Segment and Geographic information for 1992, 1993 and 1994 on pages 34 and 35 of Mobil's 1994 Annual Report to Shareholders is incorporated herein by reference.

(d)  Business Description and Properties

  In addition to the business description and properties contained herein, the following data included in Mobil's 1994 Annual Report to Shareholders are incorporated herein by reference:

                                                      1994 Annual
                                                       Report to
                                                      Shareholders
                  Description                             Page
   Estimated Quantities of Net Proved Oil and
     Natural Gas Liquids Reserves (Table 1) .....          50
   Estimated Quantities of Net Proved Natural
     Gas Reserves (Table 2) .....................          51
   Petroleum Product Sales ......................          55
   Refinery Runs ................................          55
   Chemical Sales by Product Category ...........          55

                                 PETROLEUM OPERATIONS

  Mobil is one of the largest oil companies in the world, with petroleum product sales of 3.1 million barrels a day. In 1994 Mobil produced the oil equivalent of 1.7 million barrels daily of crude oil, natural gas liquids and natural gas and had refinery runs of 2.1 million barrels per day. Petroleum net sales in 1994 were $53,411 million, up about 3 % from both 1992 and 1993.

______________________________________________________________________________
Petroleum Product Sales (a)                         1992       1993       1994
  (Millions of dollars)
______________________________________________________________________________
  Automotive gasoline ........................   $19,352    $19,070    $19,888
  Distillate and jet fuels ...................    13,334     13,563     13,671
  Other refined petroleum products ...........     6,390      6,104      6,501
                                                 -------    -------    -------
  Total refined petroleum products ...........    39,076     38,737     40,060
  Crude oil ..................................     7,632      7,287      7,593
  Natural gas ................................     4,682      5,086      5,072
  Other products .............................       616        626        686
                                                 -------    -------    -------
  Net Petroleum Product Sales ................   $52,006    $51,736    $53,411
                                                 =======    =======    =======
  (a) Excludes excise and state gasoline
        taxes of .............................   $ 6,687    $ 6,898    $ 7,762
- ------------------------------------------------------------------------------

  Prices for crude oil have experienced dramatic fluctuations during the past several years, making it difficult to forecast future trends in prices or margins in Petroleum Operations. During 1994 the average price of crude oil declined about $1.00 per barrel due to weak supply/demand fundamentals.

  Mobil's Petroleum Operations are divided into two primary business activities -- Upstream, which refers to exploration and producing, and Downstream, which refers to marketing, refining, supply and transportation.

Mobil                             - 2 -

                          PETROLEUM OPERATIONS -- UPSTREAM

Exploration and Producing

  Significant developments in 1994 in Mobil's exploration and producing operations included the following:

Worldwide
  In 1994, Mobil conducted exploration and producing activities in 34 countries. Net production of liquids (crude oil and natural gas liquids) averaged 854 thousand barrels a day (TBD) in 1994, an increase of 16 TBD, from 838 TBD in 1993. Net natural gas production of 4,670 million cubic feet a day (MMCFD) in 1994 was 60 MMCFD higher than 1993. Liquids and natural gas production in the U.S. were essentially flat with 1993 as liquids production was down approximately 2% and natural gas production was up 3%. International production was up, primarily due to full year production from new fields in Australia and the U.K., and increased oil production in Nigeria. Worldwide natural gas sales in 1994 were 5,937 MMCFD, up 513 MMCFD from the preceding year, as increased production in the U.K and the U.S. offset declines in other areas and sales of acquired third party gas increased. Proved liquids and natural gas reserve additions replaced 117% of 1994 production on a barrel of oil equivalent (BOE) basis, excluding purchases and sales, and 116% overall. The following table summarizes net production of crude oil and natural gas liquids (NGL) and of natural gas for 1992 through 1994.

______________________________________________________________________________
                                    Crude Oil & NGL(TBD)   Natural Gas(MMCFD)
Net Production                         1992  1993  1994    1992   1993   1994
______________________________________________________________________________
Fully consolidated companies
  United States ....................    311   305   300   1,641  1,529  1,568
  Canada ...........................     59    58    57     510    492    461
  Germany ..........................      6     6     6     351    362    368
  Indonesia ........................     94    90    77   1,654  1,658  1,654
  Nigeria ..........................    132   169   175       -      -      -
  Norway ...........................    102    95    95      48     51     49
  United Kingdom ...................     50    58    70     260    390    470
  Other Areas ......................      5     3    27      95     84     71
                                        ---   ---   ---   -----  -----  -----
    Total Consolidated .............    759   784   807   4,559  4,566  4,641
                                        ---   ---   ---   -----  -----  -----
Mobil's share of production of
  equity companies .................     57    54    47      45     44     29
                                        ---   ---   ---   -----  -----  -----
Total Production ...................    816   838   854   4,604  4,610  4,670
                                        ===   ===   ===   =====  =====  =====

  This table presents Mobil's net production from properties in which it has a working or royalty interest and its share of production of investees accounted for on the equity method. Net production excludes royalties and quantities due others when produced, whether taken in kind or settled in cash.
______________________________________________________________________________

United States
  U.S. production on a barrel of oil equivalent basis was essentially flat with the 1993 level as increased natural gas production offset decreases in liquids production. Overall, liquids production was down 2% from 1993 levels. Development projects in the Mobile Bay area increased Mobil's share of gas production from the Mary Ann and Mobile Bay 823 offshore Alabama fields, to 140 MMCFD. This was an increase of 17% from 1993 levels. Future development is expected to increase Mobil's share of production in this area to 250 MMCFD by 1997. Horizontal wells drilled in the Main Pass, High Island, and East Cameron areas in the offshore Gulf of Mexico produced at three times the rate of conventional vertical wells. The successful application of this technology will extend the life of these mature fields, allow for fuller exploitation of the existing reserves, and serve to expand other opportunities.

Mobil                             - 3 -

  The effects of asset sales and the natural decline of mature fields were partially offset by increased heavy oil production in California. Mobil continues to utilize steam injection technology to take advantage of its large reserves of heavy oil. We expect heavy oil production to increase from 1994's level of 87 TBD to 91 TBD by the end of 1995. This will match the capacity of Mobil's M-70 pipeline to Mobil's Torrance refinery.

Canada
  Development of the Hibernia oil field, offshore Newfoundland, continued.
The drydock portion of the gravity base structure (GBS) construction project was completed in 1994. The drydock was flooded and the GBS was moved to the deep-water construction site. Production start-up is expected in late 1997. Mobil's share (33.1%) of the plateau production rate of 125 TBD will be 41 TBD of oil production.

  Last year, Mobil acquired Husky Oil Operations Ltd.'s natural gas interest in the Sable Island area, and now holds an aggregate of about 40% in known natural gas discoveries on the Scotian Shelf. In 1994, Mobil and partners announced the signing of agreements with several pipeline companies to begin planning development of these natural gas resources for northeast markets.

Europe
  In the United Kingdom, Mobil produced a record 70 TBD of liquids and 470 MMCFD of natural gas in 1994, yet additions to proved reserves replaced 111% of production. Liquids and natural gas production were up 21% from 1993, from interests in 18 offshore oil and gas fields. Increased liquids production reflects the first full year of production from the Scott and Hudson fields, which came on stream in 1993. In the Southern Gas Basin, the Excalibur field (Mobil share 100%) was brought on stream ahead of schedule in mid-1994, delivering gas at a rate of 85 MMCFD.

  Mobil's development activity in the U.K. remains high, with 10 new fields due on stream by 1996, and production projected to rise from 154 thousand barrels per day of oil equivalent (TBDOE) in 1994 to over 180 TBDOE by 1996.

  In Norway, Mobil produced 95 TBD of liquids and 49 MMCFD of gas, primarily from the Statfjord and Oseberg fields. Statfjord East began production in late 1994, and Statfjord North came on stream in early 1995. The Oseberg East satellite is expected to begin production in 1998.

  Plans are being finalized to develop the Sm rbukk field (Mobil share 8.7%, 180 MMBOE) in the Norwegian Sea. Development is scheduled to begin in late 1995 with production start-up in 2000.

  Mobil acquired an 18.5% interest in the Njord field. Development of the field will commence in 1995 with first oil production scheduled for late 1997. Mobil's share of the plateau production will be 12 TBD.

Mobil                             - 4 -

  In Germany, Mobil produced 368 MMCFD of natural gas and 6 TBD of crude oil. Development of the Walsrode gas field (Mobil share 97%) continued with 2 wells being drilled. Proved reserve additions in 1994 replaced 177% of Mobil's German gas production.

  Expansion of Mobil's in-ground natural gas storage facilities in Germany continued during 1994, positioning Mobil to handle the increasing storage requirements of the growing German natural gas market. Phase 3 of the Doetlingen storage (Mobil share 33%) expansion was completed. The Reitbrook storage (Mobil share 50%) expansion continued with 2 wells being drilled. The first well for the Breitbrunn storage venture (Mobil share 19.7%) in Bavaria commenced drilling in the fall of 1994.

Indonesia
  The Arun field, located in northern Sumatra, supplied virtually all Mobil's Indonesian production. In 1994, Mobil's share of production volumes averaged 1,654 MMCFD of natural gas, 41 TBD of condensate and 36 TBD of liquefied petroleum gas (LPG). A new record of 224 LNG cargoes were shipped in 1994.

  Other discovered fields in the area will be developed to meet sales contracts when Arun's production goes into decline. Development of the onshore South Lhok Sukon A and D fields will begin in 1995, with initial production in 1997, followed by the smaller Pase field. The North Sumatra Offshore "A" field development is scheduled to begin in 1996, with production commencing in 1999.

  Outside northern Sumatra, Mobil increased its interest in the Madura block, offshore East Java to 68.1%. Development of the Madura BD field will begin in 1995. Madura gas production will provide fuel for electric power generation in East Java.

Nigeria
  Mobil's 40% share of joint venture operations in Nigeria set a new record for crude oil and condensate production of 175 TBD in 1994. This is 4% higher than 1993 production and the seventh consecutive year of record production. Mobil's annual average equity production is expected to rise to over 240 TBD by 1998. The increases are expected from new developments such as Oman/Usari, Inanga, Oso NGL, and Asasa, additional horizontal wells in Ubit and Enang fields and major extensions or upgrades to existing facilities such as Edop, Unam and Ekpe.

  The production increase during 1994 was largely from horizontal infill wells in the Ubit field, development wells in the Enang field and region-wide well workovers. Also, significant production increases have been made by improving production procedures and optimizing existing critical gas lift systems.

Mobil                             - 5 -

  Plans are being finalized to recover natural gas liquids (NGL) from the Oso field before reinjection of the residue gas into the reservoir. Mobil expects to recover 170 million barrels of NGL during the 25-year project life. A peak rate of 26 TBD will be attained in 1998. Major engineering, procurement and construction contracts were awarded in February, 1995.

  Other planned major projects to extend Mobil's future growth in production include Omon/Usari field development with peak production of 44 TBD in the year 2000 and Yoho field development with peak production of 26 TBD in 2001. Horizontal wells are programmed to add over 12 TBD from the Ubit and Enang fields. The development of the Edop field will continue in 1995 with the drilling of 18 more wells from four well platforms. At full development in 1998, there will be a total of eight platforms flowing into the central producing platform. The current production of 40 TBD will be maintained beyond 1997 with these additions. In 1993, Mobil signed a production sharing contract on a deep-water tract covering 565 thousand acres in close proximity to existing Mobil operated joint venture acreage. In 1994, Mobil and partners commenced exploration in this deep water tract.

Other Areas

Qatar
  In 1994, the Qatargas liquefied natural gas (LNG) venture (Mobil share 10%) expanded to three trains when an agreement was completed for the sale of an additional two million metric tons of LNG annually to supply seven Japanese gas and electric utilities. Mobil added 61 MMBOE of proved reserves in 1994 based on our share of the additional sales, increasing our total proved reserves in Qatar to 181 MMBOE. Engineering and construction of the first two trains are on schedule to commence LNG deliveries in 1997. Deliveries from the third train are expected to begin in 1999.

  The Ras Laffan LNG venture (Mobil share 30%) drilled its first North field appraisal well in early 1994, confirming a prime block consisting of over 35,000 acres for initial project development. Sales contracts for Ras Laffan LNG are at an advanced stage of negotiation with Korea Gas Corporation. Additional LNG sales are under discussion in traditional markets such as Korea and Taiwan, as well as in emerging markets such as India and Turkey.

Australia
  Mobil's first Australian production commenced in January 1994 from the Griffin, Scindian and Chinook fields, and combined liquids and natural gas production averaged 25 TBDOE for the year. The field complex was developed with subsea wells and a Floating Production Storage and Offloading System. The associated Griffin gas plant, located onshore (68 km from the field), was commissioned in December 1994. Mobil's exploration activity has expanded to a total of 10 exploration permits located on the North West Shelf covering 8.1 million acres. An active drilling program will be initiated in 1995 with 6 exploration wells and 2 appraisal wells planned.

Mobil                             - 6 -

New Business Development (NBD)
  The creation of the NBD units, in operation for their first full year in 1994, improved the focus on business development of exploration and producing activities within each of the operating regions: Americas, Europe/Russia/Africa, and Asia/Pacific/Middle East. Mobil is involved in developing opportunities around the world, including the following areas:

  - In Kazakhstan, seismic tests were conducted in the northern Caspian Sea. Mobil had been selected as the only U.S.-based company to participate in an international consortium of six participants to carry out extensive exploration of a 25 million acre area in the environmentally sensitive northern Caspian Sea. The geophysical study is expected to last through 1996, after which member companies will have the right to select two blocks each for drilling and development.

  - In Russia, Mobil and its partner were awarded exclusive rights in December 1993 to negotiate a production sharing contract (PSC) for the exploration of the 1.7 million acre Kirinskiy block, offshore Sakhalin Island.
     Limited seismic tests were conducted here in 1994, and full exploration activity will commence upon conclusion of negotiations and enactment of pending Russian legislation. Elsewhere, Mobil continues to monitor exploration and development opportunities with partners in an area of mutual interest covering over 95 million acres in the West Siberian Basin.

  - In Malaysia, Mobil is operator of a joint venture (Mobil share 37%) with several partners. With the award of two additional blocks during 1994, Mobil now holds rights to over 4.3 million acres in deep water, offshore Sarawak. Early in 1994, 6,100 kilometers of seismic data were acquired and drilling of the first exploration well commenced in late 1994.

  - In Vietnam, Mobil has a 32.625% interest in Block 05-01b located 175 miles offshore. The first exploration well commenced in mid-1994 and operations are still under way. A second well is scheduled for 1995. Also in 1994, Mobil exercised its option to acquire a 25% stake in Block 05-03. Mobil is participating in the drilling of two additional wells, the first of which was started in December 1994.

  - In Italy, Mobil farmed-in to a southern Apennines acreage portfolio in 1994. This acreage consists of seven exploration permits, plus pending permits, as well as two exploitation concessions containing the recent Tempa Rossa discovery. Mobil is currently awaiting formal approval from the Italian government to finalize the farm-in. Plans for 1995 include acquiring seismic data and conducting an extended production test of the discovery well.

  - In Equatorial Guinea, Mobil acquired a 65% interest in the 547,000 acre Block B concession in April 1994. The block is in close proximity to Mobil-operated production in offshore Nigeria. Mobil will drill an exploration well during the first quarter of 1995 that will target the same producing horizon present at Mobil's Edop field located 18 miles to the north.

Mobil                             - 7 -

- - In Algeria, Mobil signed a production sharing contract in February, 1994 on the 3.2 million acre Touggourt concession, located immediately northeast of the giant Hassi Messaoud oil field. Exploration activity commenced in 1994 and negotiations are progressing toward an agreement to drill the first well in 1995.

- - In South America, Mobil established a venture office in Caracas, Venezuela and signed a letter of intent with Lagoven, an affiliate of Petroleos de Venezuela (PdVSA), to evaluate the feasibility of developing heavy crude in the Orinoco region. Mobil and Lagoven anticipate formation of a joint venture in 1995 to begin detailed engineering design. In Peru, Mobil joined in negotiations for exploration acreage adjacent to the large, undeveloped Camisea gas and condensate discovery. In 1995, Mobil expects to join in negotiations for development of Camisea. During 1994, Mobil participated in an exploration well in the Block 62 concession in northern Peru and began negotiations for exploration acreage in the Madre de Dios area of southern Peru. In Bolivia, Mobil and partners continued evaluation of the 2.5 million acre Madre de Dios concession in northern Bolivia.
  Two exploration wells drilled in 1994 raised the number of wells drilled since 1991 to a total of five.

Reserves

  Mobil is required to report reserve estimates to the U.S. Department of Energy. During 1994 Mobil filed proved reserve estimates covering the year 1993 under forms EIA-23, Annual Survey of Domestic Oil and Gas Reserves, and EIA-28, Financial Reporting System. Such estimates were consistent with reserve data filed with the Securities and Exchange Commission (S.E.C.).

______________________________________________________________________________

Wells in Process of Being Drilled                                Total
  at December 31, 1994                                      Gross    Net

______________________________________________________________________________

  United States .........................................      37     24
  International .........................................      37     19
                                                               --     --
  Worldwide .............................................      74     43
                                                               ==     ==

______________________________________________________________________________

______________________________________________________________________________

Improved Recovery Projects            Being Installed       In Operation
  at December 31, 1994                 Gross    Net         Gross    Net

______________________________________________________________________________
  United States ....................       1      1           252     99
  International ....................       1      -            83     40
                                           -      -           ---    ---
  Worldwide ........................       2      1           335    139
                                           =      =           ===    ===

______________________________________________________________________________

Mobil                             - 8 -

______________________________________________________________________________
                             ------- International --------
Productive Wells at                           Other          World-   Mult.
  December 31, 1994    U.S.  Canada  Europe   Areas   Total   wide   Compl.(a)
______________________________________________________________________________

Oil: Gross .......   20,461   2,101   1,182     304   3,587  24,048    723
     Net .........    7,591   1,290     381     122   1,793   9,384    279

Gas: Gross .......    4,591   1,162     518      78   1,758   6,349    752
     Net .........    2,837     279     149      77     505   3,342    395


(a) Multiple completions included in geographic totals.
______________________________________________________________________________

______________________________________________________________________________
Net Exploratory and              ------- International --------
  Development Wells                                    Other         World-
  Drilled                      U.S.   Canada   Europe  Areas   Total  wide
______________________________________________________________________________

  1992
  Exploratory wells
    Productive .............     33         1        3       3       7     40
    Dry ....................     16         6       11       5      22     38
  Development wells
    Productive .............    250        15       13      16      44    294
    Dry ....................     10         1        -       2       3     13

  1993
  Exploratory wells
    Productive .............     23         6        5       2      13     36
    Dry ....................     14         8        4       3      15     29
  Development wells
    Productive .............    313        15        8      20      43    356
    Dry ....................     15         1        -       -       1     16

  1994
  Exploratory wells
    Productive .............     42        16        2       1      19     61
    Dry ....................     19        19        7       9      35     54
  Development wells
    Productive .............    393        13       14       6      33    426
    Dry ....................     14         1        -       -       1     15

______________________________________________________________________________

______________________________________________________________________________
Oil and Gas Acreage
  at December 31, 1994       Undeveloped Acreage   Developed Acreage
   (Thousands of acres)                Gross       Net      Gross       Net
______________________________________________________________________________

  United States ..................     5,819     3,643      4,868     3,034

  International
    Canada .......................     8,993     7,134      2,024     1,062
    Europe .......................    16,750     8,196      1,754       626
    Africa .......................    19,433    10,586        718       281
    Indonesia ....................    23,095    15,999        403       213
    Other Areas ..................    38,064    16,252         76        27
                                     -------    ------     ------     -----
  Total International ............   106,335    58,167      4,975     2,209
                                     -------    ------     ------     -----
  Worldwide ......................   112,154    61,810      9,843     5,243
                                     =======    ======     ======     =====
______________________________________________________________________________

Mobil                             - 9 -

________________________________________________________________________________
Average Sales Price/Transfer Value
________________________________________________________________________________

  The following table shows Mobil's average sales price/transfer value (transfer values are essentially equal to third-party sales prices) and average production costs in oil and gas producing activities in 1992, 1993 and 1994. In calculating the "dollar per barrel" data, the divisor used is net production. Natural gas volumes have been converted to oil equivalent barrels on a BTU (British Thermal Unit) basis, with 5,626 cubic feet of gas per barrel. Mobil's share of equity investees represents Mobil's share of results of operations for producing activities of investees accounted for on the equity method. The geographic segment "Other Areas", in this table, includes principally Indonesia and Nigeria.

________________________________________________________________________________
UNITED STATES                                            1992     1993     1994
________________________________________________________________________________
Revenues
  Crude oil (per barrel) ............................  $15.73   $13.54   $12.91
  NGL (per barrel) ..................................  $11.84   $11.25   $10.37
  Natural gas (per thousand cubic feet) .............  $ 1.86   $ 2.22   $ 1.90
Average dollars per barrel of oil equivalent
  Revenues ..........................................  $12.09   $11.76   $10.51
  Production (lifting) costs ........................   (4.62)   (4.64)   (4.48)
  Exploration expenses ..............................   ( .51)   ( .31)   ( .54)
  Depreciation, depletion and amortization ..........   (3.84)   (4.01)   (4.49)
  Other operating revenues/(expenses) ...............   ( .81)   ( .20)   ( .15)
  Income tax expense ................................   ( .73)   ( .87)   ( .26)
                                                       ------   ------   -------
Results of operations for producing activities ......  $ 1.58   $ 1.73   $  .59
                                                       ======   ======   =======
Above results include the following special items:
  Asset sales and write-downs .......................   ( .09)   ( .06)   ( .86)
  Environmental provision ...........................       -    ( .02)       -
  Restructuring provisions ..........................   ( .25)   ( .05)       -
  Tax rate change ...................................       -    ( .11)       -
  Inventory adjustment ..............................       -    ( .09)       -

________________________________________________________________________________
CANADA                                                   1992     1993     1994
________________________________________________________________________________
Revenues
  Crude oil (per barrel) ............................  $16.92   $14.83   $14.48
  NGL (per barrel) ..................................  $12.81   $12.53   $11.44
  Natural gas (per thousand cubic feet) .............  $ 1.05   $ 1.37   $ 1.29
Average dollars per barrel of oil equivalent
  Revenues ..........................................  $ 9.93   $10.37   $ 9.90
  Production (lifting) costs ........................   (4.61)   (4.10)   (4.00)
  Exploration expenses ..............................   ( .49)   ( .36)   ( .85)
  Depreciation, depletion and amortization ..........   (5.92)   (3.20)   (4.28)
  Other operating revenues/(expenses) ...............   ( .11)     .26      .16
  Income tax expense ................................     .67    ( .24)     .20
                                                       ------   ------   ------
Results of operations for producing activities ......  $( .53)  $ 2.73   $ 1.13
                                                       ======   ======   ======
Above results include the following special items:
  Asset sales and write-downs .......................   (1.48)     .13    ( .83)
  Restructuring provision ...........................   ( .20)       -        -

________________________________________________________________________________

Mobil                             - 10 -

________________________________________________________________________________
EUROPE                                                   1992     1993     1994
________________________________________________________________________________
Revenues
  Crude oil (per barrel) ............................  $19.87   $17.42   $16.21
  NGL (per barrel) ..................................  $15.60   $14.55   $11.69
  Natural gas (per thousand cubic feet) .............  $ 3.16   $ 2.87   $ 2.70
Average dollars per barrel of oil equivalent
  Revenues ..........................................  $18.83   $16.70   $15.58
  Production (lifting) costs ........................   (6.95)   (5.85)   (5.30)
  Exploration expenses ..............................   (1.71)   (1.65)   (1.16)
  Depreciation, depletion and amortization ..........   (4.30)   (3.18)   (3.43)
  Other operating revenues/(expenses) ...............    1.28      .52     0.53
  Income tax expense ................................   (4.35)   (3.18)   (3.68)
                                                       ------   ------   ------
Results of operations for producing activities ......  $ 2.80   $ 3.36   $ 2.54
                                                       ======   ======   ======
Mobil's share of equity companies (a) ...............  $36.14   $  .92   $ 1.99
                                                       ======   ======   ======
Total ...............................................  $ 3.15   $ 3.34   $ 2.53
                                                       ======   ======   ======
Above results include the following special items:
  Asset sales/write-downs (a) .......................     .18        -    ( .13)
  Restructuring provision ...........................   ( .06)       -    ( .07)
  Tax related items .................................       -      .77        -

(a) Includes $26 million gain in 1992 from the sale of a 25% interest in an Austrian producing venture.

________________________________________________________________________________
OTHER AREAS                                              1992     1993     1994
________________________________________________________________________________
Revenues
  Crude oil (per barrel) ............................  $18.37   $16.51   $15.31
  NGL (per barrel) ..................................  $12.21   $10.09   $11.77
  Natural gas (per thousand cubic feet) .............  $ 2.19   $ 2.12   $ 1.99
Average dollars per barrel of oil equivalent
  Revenues ..........................................  $14.47   $13.60   $12.97
  Production (lifting) costs ........................   (3.00)   (2.92)   (2.70)
  Exploration expenses ..............................   ( .96)   ( .64)   (1.02)
  Depreciation, depletion and amortization ..........   (1.03)   (1.20)   (1.50)
  Other operating revenues/(expenses) ...............     .97      .82      .46
  Income tax expense ................................   (6.82)   (6.09)   (5.53)
                                                       ------   ------   ------
Results of operations for producing activities ......  $ 3.63   $ 3.57   $ 2.68
                                                       ======   ======   ======
Mobil's share of equity companies ...................  $ 1.55   $ 1.40   $  .89
                                                       ======   ======   ======
Total ...............................................  $ 3.41   $ 3.36   $ 2.54
                                                       ======   ======   ======
Above results include the following special items:
  Tax related items .................................     .29      .42        -
  Restructuring provision ...........................   ( .04)       -        -

_______________________________________________________________________________
WORLDWIDE                                                1992     1993     1994
_______________________________________________________________________________
Revenues
  Crude oil (per barrel) ............................  $17.63   $15.53   $14.64
  NGL (per barrel) ..................................  $11.56   $10.07   $ 8.99
  Natural gas (per thousand cubic feet) .............  $ 2.03   $ 2.12   $ 1.96
Average dollars per barrel of oil equivalent
  Revenues ..........................................  $13.94   $13.26   $12.38
  Production (lifting) costs ........................   (4.52)   (4.23)   (3.98)
  Exploration expenses ..............................   ( .88)   ( .70)   ( .87)
  Depreciation, depletion and amortization ..........   (3.19)   (2.79)   (3.20)
  Other operating revenues/(expenses) ...............     .24      .34      .23
  Income tax expense ................................   (3.30)   (3.09)   (2.79)
                                                       ------   ------   ------
Results of operations for producing activities ......  $ 2.29   $ 2.79   $ 1.77
                                                       ======   ======   ======
Mobil's share of equity companies ...................  $ 3.20   $ 1.37   $  .96
                                                       ======   ======   ======
Total ...............................................  $ 2.32   $ 2.73   $ 1.75
                                                       ======   ======   ======
Above results include special items, net ............   ( .17)     .20    ( .40)
_______________________________________________________________________________

Mobil                             - 11 -

   PETROLEUM OPERATIONS -- DOWNSTREAM

Refining

  At December 31, 1994, Mobil owned or had an operating interest in 21 refineries in 12 countries. Mobil's share of crude oil refinery capacity was 2,277 TBD, 41% of which was located in the United States. Worldwide utilization of Mobil's refining capacity averaged 91% in 1992, 94% in 1993 and 92% in 1994.

  Significant developments in 1994 in Mobil's refining operations included the following projects:

 - At Torrance, California, an upgrading project was approved that will enable the refinery to produce gasoline meeting California Air Resource Board future requirements.

 - In Singapore, a refinery expansion and upgrading project to increase gasoline production at Jurong was completed in early 1994.

 - At a refinery (Mobil share 50%) in Chiba, Japan, construction was completed in 1994 on projects which upgrade lower-value residual fuels to higher-value products, and allow the refinery to produce low-sulfur diesel fuel.

 - In Australia, a contract has been signed to replace, by late 1996, an obsolete upgrading unit at Altona with a fluid catalytic cracker, increasing gasoline and distillate production at the refinery.

 - In Saudi Arabia, the Petromin Lubricating Oil Refining Company (Mobil share 30%) announced the construction of a new lubricant base stock refinery in Yanbu, Saudi Arabia, scheduled to be streamed in early 1997.

 - At a refinery (Mobil share 25%) in Kawasaki, Japan, a project to upgrade lower-value residual fuels to higher-value products, suitable for the Japanese market, has been scheduled for completion by late 1996. Mobil's refinery entitlement share is 50%.

Marketing
______________________________________________________________________________
Petroleum Sales Volumes By Product (TBD)               1992     1993     1994
______________________________________________________________________________
  Automotive gasoline ............................    1,062    1,152    1,216
  Jet fuel .......................................      201      215      246
  Distillate .....................................      838      895      911
  Other products .................................      643      672      702
                                                      -----    -----    -----
  Total ..........................................    2,744    2,934    3,075
                                                      =====    =====    =====
______________________________________________________________________________

  Petroleum products are marketed extensively in the U.S. and in more than 90 other countries. Mobil has about 19,500 retail outlets, about 45% of which are located in the United States. Petroleum products include automotive and aviation gasolines, motor oils, lubricants and greases, marine fuels, jet fuels, fuel oil, diesel oil, kerosene, asphalts, naphthas, solvents, waxes and liquefied petroleum gas.

Mobil                             - 12 -

  The principal brand names identifying Mobil's products are "Mobil Unleaded", "Mobil Super Unleaded+", "Mobil Special", "Mobil Regular", and "Mobil Premium" gasolines, and "Mobiloil", "Mobilheat", "Mobilgrease", "Mobil 1", "Delvac 1", and "Mobil" industrial and marine lubricants and process products.

 In Tianjin, China, a project was approved for the construction of a lubricant blending plant which will be streamed in mid-1997. This is the first 100% foreign-owned oil industry facility approved in China. Mobil also announced programs to enter the lubricants market in Venezuela and the retail fuels market in Peru.

 Tankers

  At December 31, 1994, Mobil owned 29 ocean-going tankers with an aggregate of 3,971 thousand deadweight tons, of which one, with a capacity of 49 thousand deadweight tons, was registered in the United States. An additional 4 tankers, aggregating 324 thousand deadweight tons, were under term charter. Mobil's second double-hull, 280 thousand deadweight-ton, very large crude carrier was ordered in 1994, with estimated delivery in mid-1996. The vessel, with a capacity of 2.2 million barrels of crude oil, will be identical to the "Eagle" which was commissioned in 1993.

Pipelines

  At December 31, 1994, Mobil's U.S. pipeline system, including partly-owned facilities, consisted of 15,157 miles of crude oil, natural gas liquids, natural gas, and carbon dioxide trunk and gathering lines, and 7,939 miles of product lines. Also at that date, Mobil's pipeline system outside the U.S., including partly owned facilities, consisted of 9,453 miles of crude oil, natural gas liquids, and natural gas trunk and gathering lines, and 1,974 miles of product lines.


   CHEMICAL OPERATIONS

  Mobil Chemical, with manufacturing operations in 10 countries, is a large producer of petrochemicals, packaging films, fabricated plastics and specialty products.


______________________________________________________________________________
Mobil Chemical Facilities                   United       Inter-       World-
 at December 31, 1994                       States     national (a)    wide
______________________________________________________________________________
  Petrochemicals .......................         5            7          12
  Plastics .............................        16            6          22
  Chemical products ....................         2            2           4
  Research and development .............         5            -           5
                                                --           --          --
  Total Chemical facilities ............        28           15          43
                                                ==           ==          ==
 (a) Includes six partly owned facilities.

______________________________________________________________________________


   Principal chemical products include basic petrochemicals (ethylene, propylene, benzene, paraxylene), intermediates (ethylene glycol) and a key derivative (polyethylene). Other products include specialty chemicals, plastic films for packaging and industrial applications and fabricated plastic products for consumer and industrial markets. The principal brand names identifying Mobil Chemical's products are "Hefty", "Kordite", "Baggies" and "Tucker".

Mobil                             - 13 -

Significant developments in 1994 in Mobil's chemical operations included the following:

 - In Jurong, Singapore, a new 600,000 metric tons per year aromatics plant was streamed in the first quarter.

 - Mobil announced projects that will more than double its worldwide paraxylene production capacity which is currently 345,000 metric tons per year. As part of these projects, a debottlenecking of the Jurong facility is currently under way which will add about 30% to the original levels, bringing paraxylene capacity to over 350,000 metric tons. Engineering work is also under way to more than double the existing 70,000 metric tons facility in Chalmette, Louisiana, and to construct a 275,000 metric tons grass roots plant in Beaumont, Texas.

 - Work is progressing on the expansion of an oriented polypropylene (OPP) plant in Kerkrade, the Netherlands. This expansion, scheduled to be streamed in the second quarter of 1995, will double OPP capacity at the plant to over 60 million pounds in 1995.

 - As part of its restructuring program, Mobil announced the closing of plastics fabricating plants in Washington, New Jersey, and Woodland, California, and the OPP films plant in Macedon, New York.


   OTHER OPERATIONS

Mining and Minerals

  Mobil Mining and Minerals produces and sells phosphate rock and fertilizers, markets Mobil's recovered sulfur in the U.S. and administers other mineral resources. Phosphate rock production totaled 2.3 million tons in 1994 compared with 1.7 million tons in 1993; net proved and probable reserves were 125 million tons at December 31, 1994, compared with 127 million tons at the end of 1993. Phosphate minerals net sales to trade were $149 million in 1992, $160 million in 1993 and $160 million in 1994. Development of a new phosphate mine near Fort Meade, Florida, continued. The new mine is expected to start up in 1995, with initial capacity of about 3.5 million tons per year.

Real Estate

  Mobil Land Development Corporation (Mobil Land) carries on Mobil's real estate activities in the United States. Mobil Land has various properties in Arizona, California, Colorado, Florida, Georgia, Texas and Virginia. Mobil Land sales to trade were $80 million in 1992, $128 million in 1993 and $201 million in 1994. Rents to trade were $24 million in 1992, $28 million in 1993 and $29 million in 1994. Mobil Land is a 50% partner in a resort community development in North Scottsdale, Arizona. Mobil Land and an affiliated company are 90% partners in an office building venture in Arlington, Virginia. Mobil Land is also the 100% owner of a commercial office and retail complex in Reston, Virginia.

Mobil                             - 14 -

Research

  Mobil engages in research and development, principally in the U.S., Australia, France, Germany, Japan, Norway and the United Kingdom. Activities include the development of technologies and services which improve Mobil's competitiveness in core business areas -- finding oil and gas, and converting them to fuels, lubricants and chemicals while meeting environmental, health and safety standards. Annual research expense was $326 million in 1992, $301 million in 1993 and $275 million in 1994.

Item 2.  Properties.

  Mobil and its subsidiaries own, lease or have interests in extensive production, manufacturing, marketing, transportation and other facilities worldwide. Information on these properties has been incorporated into
Item 1. Business.

Item 3.  Legal Proceedings.

  Environmental Litigation

  Mobil periodically receives notices from the Environmental Protection Agency
(EPA) or equivalent agencies at the state level that Mobil is a "potentially responsible party" under Superfund or equivalent state legislation with respect to various waste disposal sites. The majority of these sites are either still under investigation by the EPA or the state agencies concerned, or under remediation, or both. In certain instances, Mobil and other potentially responsible parties have been named in court or administrative proceedings by federal or state agencies seeking the cleanup of these sites. Mobil has also been named as a defendant in various suits brought by private parties alleging injury from disposal of wastes at these sites. The ultimate impact of these proceedings on the business or accounts of Mobil cannot be predicted at this time due to the large number of other potentially responsible parties and the speculative nature of clean-up cost estimates, but based on our long experience in managing environmental matters, we do not anticipate that the aggregate level of future remediation costs will increase above recent levels so as to materially and adversely affect our consolidated financial position or liquidity.

 As previously reported, a criminal action, brought in 1992 by the Los
Angeles District Attorney in the California Superior Court, alleging violations of the Health and Safety Code, the Water Code and the Fish and Game Code by reason of a spill of approximately 1,700 gallons of crude oil from a Mobil pipeline in Santa Clarita, California, was terminated in 1993. A civil proceeding arising out of the same circumstances has not yet been brought by the Attorney General of the State of California. However, the Attorney General has now initiated discussions with a view to reaching agreement on a pre-litigation settlement of the civil fines and penalties that would be sought in such a proceeding. If such an agreement should be reached, the amount of the settlement payment would likely exceed $100,000.

 On January 27, 1995, discussions with the California Air Resources Board, regarding the quantity of detergent additives in gasoline sold during 1992, 1993 and early 1994, as stipulated by the California Motor Vehicle Fuel Additive Requirements set forth in the California Code of Regulations, were concluded upon payment of $152,000, of which all but $64,000 was paid to charitable institutions.

Mobil                             - 15 -

 The matters described in the two preceding paragraphs are not of material importance in relation to Mobil's accounts and are described in compliance with SEC rules regarding disclosure of such matters although not material.

  Other Than Environmental Litigation

  Mobil and its subsidiaries are engaged in various litigations and have a number of unresolved claims pending. While the amounts claimed are substantial and the ultimate liability in respect of such litigations and claims cannot be determined at this time, Mobil is of the opinion that such liability, to the extent not provided for through insurance or otherwise, is not likely to be of material importance in relation to its accounts.

  Mobil has provided in its accounts for items and issues not yet resolved based on management's best judgement.

  The Internal Revenue Service (IRS) has investigated the pricing of Saudi Arabian crude oil by Mobil and other Arabian American Oil Co. (Aramco) shareholder companies during the period 1979-1984. In January 1992, the IRS assessed a tax deficiency against Mobil of about $300 million on this so-called "Aramco Advantage" issue for the tax years 1980 and 1981. In April 1992, Mobil filed a petition in the U.S. Tax Court challenging the IRS deficiency notice. If the IRS were ultimately to prevail, tax deductible interest in excess of $1 billion would also be due. Mobil is presently negotiating with the IRS to resolve the "Aramco Advantage" and certain other tax issues. It is not possible to predict whether these negotiations will be successful. If a court trial is required, final resolution could be several years away. In December 1993, the U.S. Tax Court held that the IRS had exceeded its authority in making large adjustments to increase the taxable income of Exxon Corporation and Texaco Inc. (former Aramco shareholders) on the "Aramco Advantage" issue. It is anticipated that the IRS will appeal this decision.

Item 4.  Submission of Matters to a Vote of Security Holders.

  None submitted.

Mobil                             - 16 -

                                  PART II

  The information required by Items 5 through 7 is incorporated herein by reference to Mobil's 1994 Annual Report to Shareholders. Below is an index to the incorporated information.

                                                                 1994
                                                                Annual
                                                               Report to
                                                              Shareholders
Item                      Description                           Page(s)
- ----  ------------------------------------------------        ------------
 5.   Market for Registrant's Common Stock and Related
        Stockholder Matters ..............................              27
 6.   Selected Financial Data ............................           56-57
 7.   Management's Discussion and Analysis of Results of
        Operations and Financial Condition ...............     18-28,30,32

Item  8.  Financial Statements and Supplementary Data.

  See page 19 for a list of the financial statements and supplementary data including those incorporated herein by reference to Mobil's 1994 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Item 13.  Certain Relationships and Related Transactions.

  For Item 10, the names and ages of the Executive Officers of Mobil as of March 1, 1995, and the position(s) each of them has held during the past five years, are provided on page 18 of this Annual Report on Form 10-K. The other information called for by Item 10, and the information called for by Items 11, 12 and 13, is incorporated by reference to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, to be held on May 11, 1995, which will be filed with the S.E.C. within 120 days after December 31, 1994.

Mobil                             - 17 -

  Information required by Item 10 of this report related to the names and ages of the Executive Officers of Mobil Corporation as of March 1, 1995, and the position(s) each of them has held during the past five years, is provided below.

________________________________________________________________________________

                      Executive Officers of the Registrant

________________________________________________________________________________


   Name (Age)            Position(s) Held During Past Five Years            Years Held
- -------------      ----------------------------------------------------   -------
Rex D.             Vice President, Administration .....................   1988 - Present
 Adams (54)

Walter R.          Vice President, Planning and Economics .............   1991 - Present
 Arnheim (50)      Controller/Treasurer, Exploration and Producing
                     Division .........................................   1988 - 1991

Thomas C.          Senior Vice President, Chief Financial Officer .....   1994 - Present
 DeLoach, Jr.      Executive Vice President - International,
 (47)                Marketing and Refining Division ..................   1993 - 1994
                   Vice President, Supply and Trading, Marketing and
                     Refining Division ................................   1991 - 1993
                   Vice President, Planning and Economics .............   1990 - 1991
                   Vice President and General Manager, U.S. Marketing,
                     Marketing and Refining Division ..................   1986 - 1990

Caroline M.        Corporate Secretary and Secretary of the Board of
 Devine (44)         Directors and Executive Committee ................   1994 - Present
                   Manager, Government Relations ......................   1990 - 1994
                   Senior Public Affairs Advisor, Exploration and
                     Producing Division ...............................   1989 - 1990

R. Hartwell        Treasurer ..........................................   1976 - Present
 Gardner (60)

Samuel H.          General Counsel ....................................   1995 - Present
 Gillespie III     Associate General Counsel, Mobil Corporation .......   1994 - 1995
 (52)              General Counsel, Exploration and Producing
                     Division .........................................   1990 - 1994
                   Associate General Counsel, Exploration and
                     Producing Division ...............................   1989 - 1990
                   Assistant General Counsel, Marketing and Refining
                     Division .........................................   1987 - 1989

James T.           Vice President, Corporate Public Affairs ...........   1993 - Present
 Mann (52)         Vice President and General Manager, U.S. Marketing,
                     Marketing and Refining Division ..................   1992 - 1993
                   Vice President, Planning, Marketing and Refining
                     Division .........................................   1990 - 1992
                   President and General Manager, Mobil Land
                     Development Corporation ..........................   1987 - 1990

Robert C.          Controller .........................................   1988 - Present
 Musser (54)

Lucio A.           Chairman of the Board and Chief Executive Officer ..   1994 - Present
 Noto (56)         President and Chief Operating Officer ..............   1993 - Present
                   Chief Financial Officer ............................   1989 - 1993
                   Vice President, Finance ............................   1988 - 1993

Robert O.          Senior Vice President, responsible for: Mobil
 Swanson (58)        Chemical Company; Mobil Mining and Minerals
                     Company; Mobil Land Development Corporation;
                   and Mobil Research, Engineering and
                     Environmental Affairs ............................   1993 - Present
                   Executive Vice President, International, Marketing
                     and Refining Division ............................   1985 - 1993

________________________________________________________________________________

Mobil                             - 18 -

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  Mobil's consolidated financial statements, together with the report thereon of Ernst & Young LLP, independent auditors, dated February 24, 1995, and Supplementary Information appearing in Mobil's 1994 Annual Report to Shareholders on the pages indicated below, are incorporated herein by reference. With the exception of the aforementioned information, no other data appearing in Mobil's 1994 Annual Report to Shareholders are deemed to be filed as part of this Annual Report under Items 8 and 14. The charts, graphs and associated captions appearing on pages 30 through 48 of Mobil's 1994 Annual Report to Shareholders are not incorporated into this Annual Report on Form 10-K.

Financial Statement Schedules:

                                                            Page(s)
                                                   _________________________
                                                     1994           1994
                                                    Annual         Annual
                                                   Report on      Report to
                                                   Form 10-K     Shareholders
                                                   ---------     ------------
(a)1.  Financial Statements.

   Consolidated Statement of Income ..........             -               29
   Consolidated Statement of Changes in
    Shareholders' Equity .....................             -               29
   Consolidated Balance Sheet ................             -               31
   Consolidated Statement of Cash Flows ......             -               33
   Segment and Geographic Information ........             -            34,35
   Notes to Financial Statements .............             -            36-48
   Report of Ernst & Young LLP, Independent
    Auditors .................................             -               49
   Supplementary Information .................             -         27,50-53
   Summarized Financial Data for Mobil Oil
    Corporation ..............................            20                -

(a)2.  Financial Statement Schedules.

  Schedule II -- Valuation and Qualifying
    Accounts..................................            21                -

  Schedules not included above have been omitted because they are not applicable, not material, or the required information is given in the financial statements or notes thereto or combined with the information presented in other schedules.

(a)3.  Exhibits

      An index to exhibits filed as part of this Annual Report on Form 10-K is included on page 23.

Mobil                             - 19 -

(b)     Reports on Form 8-K.

        Date of 8-K                    Description of 8-K
        -----------       ---------------------------------------------------
      October 19, 1994    Submitted a copy of the Form of Note relating to the
                          issuance of $25 million Medium-Term Notes due October
                          19, 2009, and a copy of the Form of Note relating to the issuance of $15 million Medium-Term Notes due
                          October 12, 2054.

      October 21, 1994    Submitted a copy of the Mobil News Release dated
                          October 21, 1994, reporting estimated earnings for the third quarter of 1994.

      December 20, 1994   Submitted a copy of the Form of Note relating to the
                          issuance of $20 million Medium-Term Notes due December
                          20, 2006.

      January  5, 1995    Submitted a copy of the Mobil Corporation By-Laws, as
                          amended to December 16, 1994.

      January 20, 1995    Submitted a copy of the Mobil News Release dated
                          January 20, 1995, reporting estimated earnings for the fourth quarter and full year of 1994.

(c)     Supplemental Financial Information.

                         SUMMARIZED FINANCIAL DATA

  Summarized financial data of Mobil Oil Corporation, a wholly-owned subsidiary of Mobil Corporation, are presented below. The year-end net obligations to Mobil Corporation amounted to $3,703 million in 1992, $2,676 million in 1993 and $1,737 million in 1994.

  Mobil Oil Corporation conducts an integrated petroleum business in the U.S. and has many affiliates throughout the world -- separately incorporated and independently operated -- that are engaged in petroleum operations. Mobil Oil Corporation and some of its affiliates also engage in the manufacture and marketing of chemicals. Mobil Oil Corporation or its predecessor companies have been in business in the U.S. since 1866.

______________________________________________________________________________
MOBIL OIL CORPORATION
  (Millions of dollars)                            1992       1993       1994
______________________________________________________________________________
  At December 31:
  Current assets (a) ........................  $ 10,335   $ 10,863   $ 12,942
  Noncurrent assets .........................    23,904     24,209     25,006
  Current liabilities (a) ...................   (11,396)   (11,113)   (12,398)
  Long-term debt ............................    (6,410)    (6,218)    (6,639)
  Deferred credits and other liabilities ....    (4,374)    (4,617)    (4,899)
  Minority interests, primarily Mobil
    Corporation .............................    (1,103)    (1,138)    (1,165)
                                               --------    -------    -------
  Net assets ................................  $ 10,956   $ 11,986   $ 12,847
                                               ========    =======    =======
  Year ended December 31:
  Gross revenues ............................  $ 61,083    $60,522   $ 64,032
  Income before taxes and change in
    accounting principle(s) .................     1,261      2,274      2,487
  Income after taxes but before change in
    accounting principle(s) .................       444      1,032      1,186
  Cumulative effect of change in accounting
    principle(s) (b) ........................      (353)         -       (680)
  Net income ................................        91      1,032        506


(a) 1993 data reclassified to conform with current year presentation.

(b) Reflects the adoption of FAS 106 (Employers' Accounting for Postretirement
   Benefits Other Than Pensions) and FAS 109 (Accounting for Income Taxes) in
   1992 and adoption of a change in the accounting method used to apply the lower of cost or market test for crude oil and product inventories in 1994.
______________________________________________________________________________

Mobil                             - 20 -

                           FINANCIAL STATEMENT SCHEDULE

______________________________________________________________________________
                                MOBIL CORPORATION
                  SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
               For the Years Ended December 31, 1992, 1993 and 1994
                              (Millions of dollars)
______________________________________________________________________________

                                  Balance                              Balance
                                  Beginning                            End of
Description                       of Period   Additions   Deductions   Period
- -----------------------------     ---------   ---------   ----------   -------
For the year ended
  December 31, 1992:
Reserves deducted in the
  balance sheet from the
  assets to which they apply:
    For doubtful accounts (a) ....     $109        $ 74          $68      $115
    For investments and
      long-term receivables ......       36           2            7        31
    For deferred tax assets ......        -         134            -       134


For the year ended
  December 31, 1993:
Reserves deducted in the
  balance sheet from the
  assets to which they apply:
    For doubtful accounts (a) ....     $115        $ 76          $63      $128
    For investments and
      long-term receivables ......       31           4            3        32
    For deferred tax assets ......      134          37            -       171

For the year ended
  December 31, 1994:
Reserves deducted in the
  balance sheet from the
  assets to which they apply:
    For doubtful accounts (a) ....     $128        $ 36          $42      $122
    For investments and
      long-term receivables ......       32           3            -        35
    For deferred tax assets ......      171         256           48       379



  (a)  Deductions include accounts written off.

______________________________________________________________________________


Mobil                             - 21 -

                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Mobil Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             REGISTRANT      MOBIL CORPORATION

                                             /S/ROBERT C. MUSSER
                                         By:_____________________________
                                            (Robert C. Musser, Controller,
                                             Principal Accounting Officer)

                                                 Date: March 13, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 13, 1995 on behalf of the registrant and in the capacities indicated.

       Signature                             Title
       ---------                             -----

    LUCIO A. NOTO*               Director, Chairman of the Board and
   ------------------            President, Principal Executive and
     (Lucio A. Noto)             Operating Officer



  THOMAS C. DELOACH, JR.*        Principal Financial Officer
 --------------------------
  (Thomas C. DeLoach, Jr.)



    ROBERT C. MUSSER*            Controller, Principal Accounting Officer
  ---------------------
    (Robert C. Musser)

DIRECTORS

 Lewis M. Branscomb*
 Donald V. Fites*
 Paul J. Hoenmans*
 Allen F. Jacobson*
 Samuel C. Johnson*
 Helene L. Kaplan*
 William J. Kennedy III*
 J. Richard Munro*
 Aulana L. Peters*
 Eugene A. Renna*
 Charles S. Sanford, Jr.*
 Robert G. Schwartz*
 Robert O. Swanson*



*By   /s/GORDON G. GARNEY
      -----------------------------------
      (Gordon G. Garney, Attorney-in-fact)
Date:  March 13, 1995

Mobil                             - 22 -

                               EXHIBIT INDEX

               EXHIBIT                            SUBMISSION MEDIA
- ----------------------------------------   -----------------------------------
3(i).1  Certificate of Incorporation       Incorporated by reference to Exhibit
        of Mobil Corporation, as amended,  3-a(i) to the Registration Statement
        in effect October 27, 1989.        on Form S-3 (S.E.C. File No.
                                           33-32651), filed under Form SE dated
                                           December 14, 1989.

3(i).2  Certificate of Designation,        Incorporated by reference to Exhibit
        Preferences and Rights of Series   3-a(ii) to the Registration Statement
        A Junior Participating Preferred   on Form S-3 (S.E.C. File No.
        Stock of Mobil Corporation dated   33-32651), filed under Form SE dated
        April 25, 1986.                    December 14, 1989.

3(i).3  Certificate of Designation,        Incorporated by reference to Exhibit
        Preferences and Rights of Series   3-a(iii) to the Registration
        B ESOP Convertible Preferred       Statement on Form S-3 (S.E.C. File
        Stock of Mobil Corporation dated   No.33-32651), filed under Form SE
        November 22, 1989.                 dated December 14, 1989.

3(ii).4 By-laws of Mobil Corporation,      Incorporated by reference to Exhibit
        as amended to December 16, 1994.   3.4 filed on Form 8-K dated January
                                           5, 1995.

10.1    1991 Mobil Incentive Compensation  Incorporated by reference to Exhibit
        and Stock Option Plan.             15 to the Registration Statement on
                                           Form S-8 (S.E.C. File No. 33-48887)
                                           filed August 10, 1992.

10.2    1986 Mobil Incentive Compensation  Incorporated by reference to Exhibit
        and Stock Option Plan.             15 to the Registration Statement on
                                           Form S-8 (S.E.C. File No. 33-5797)
                                           filed May 20, 1986.

11.     Computation of Earnings per        Electronic
        Common Share.  (Page 24)

12.     Computation of Ratio of Earnings   Electronic
        to Fixed Charges.  (Page 25)

13.     Mobil Corporation 1994 Annual      Electronic
        Report to Shareholders.

21.     Subsidiaries of the Registrant.    Electronic
        (Pages 26-28)

23.     Consent of Ernst & Young LLP,      Electronic
        Independent Auditors, dated
        March 8, 1995.  (Page 29)

24.1    Power of attorney dated as of      Electronic
        February 24, 1995, executed by
        the Board of Directors of Mobil
        Corporation authorizing execution
        of Annual Report on Form 10-K.

24.2    Certified copy of Board of         Electronic
        Directors' Resolutions adopted
        February 24, 1995, authorizing
        signature by officers pursuant
        to power of attorney.

27.     Financial Data Schedule            Electronic

Mobil                             - 23 -