Form 10-Q
period 1995-03-31
MOBIL CORP
filed 1995-05-08
CIK 67182

_________________________________________________________________


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549-1004



                                FORM 10-Q


                             QUARTERLY REPORT

                  PURSUANT TO SECTION 13 or 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995


                       Commission file number 1-7555


                             MOBIL CORPORATION

          (Exact name of registrant as specified in its charter)


             Delaware                          13-2850309
 (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)            Identification No.)


   3225 Gallows Road, Fairfax, VA.                   22037-0001
(Address of principal executive offices)             (Zip Code)


                          (703) 846-3000
                      Registrant's telephone number


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X .  No   .

  The number of shares outstanding of the registrant's common stock, all of which comprise a single class with a $2.00 par value, as of April 28, 1995, the latest practicable date, was 395,686,981.

  _________________________________________________________________


                              MOBIL CORPORATION

                                 Form 10-Q
                               Quarterly Report
                                March 31, 1995

                              TABLE OF CONTENTS
  ________________________________________________________________

   PART I - FINANCIAL INFORMATION                            Page


    Item 1.  Condensed Consolidated Financial Statements
               Consolidated Statement of Income for the
                 Three Months Ended March 31, 1994 and 1995 ..  1
               Consolidated Balance Sheet at December 31,
                 1994 and March 31, 1995 .....................  2
               Consolidated Statement of Cash Flows for the
                 Three Months Ended March 31, 1994 and 1995 ..  3
               Notes to Condensed Consolidated Financial
                 Statements ..................................  4

    Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition .........  6

             Summarized Financial Data
               Mobil Oil Corporation ......................... 12

   PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings ............................... 13
    Item 2.  Changes in Securities ........................... 14
    Item 3.  Defaults Upon Senior Securities ................. 14
    Item 4.  Submission of Matters to a Vote of Security
               Holders ....................................... 14
    Item 5.  Other Information ............................... 14
    Item 6.  Exhibits and Reports on Form 8-K ................ 14

   SIGNATURE ................................................. 15

   EXHIBIT INDEX ............................................. 16

    Exhibit 11.  Computation of Earnings per Common Share .... 17
    Exhibit 12.  Computation of Ratio of Earnings to Fixed
                   Charges ................................... 18

  ________________________________________________________________




                        PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                               MOBIL CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                    (In millions, except per-share amounts)

                                                                For the Three Months
                                                                  Ended March 31,
                                                                ___________________

                                                                    1994       1995
                                                                 _______    _______
Revenues
  Sales and services (a) ....................................    $14,948    $17,402
  Income from equity investments, asset sales,
    interest and other ......................................        170        225
                                                                 -------    -------
    Total Revenues ..........................................     15,118     17,627
                                                                 -------    -------
Costs and Expenses
  Crude oil, products and operating
    supplies and expenses ...................................      8,095     10,003
  Exploration expenses ......................................         82         95
  Selling and general expenses ..............................      1,249      1,256
  Depreciation, depletion and amortization ..................        668        669
  Interest and debt discount expense ........................        120        115
  Taxes other than income taxes (a) .........................      3,827      4,259
  Income taxes ..............................................        542        594
                                                                 -------    -------
    Total Costs and Expenses ................................     14,583     16,991
                                                                 -------    -------

Income Before Change in Accounting Principle ................    $   535    $   636

Cumulative Effect of Change in Accounting Principle (b) .....       (680)         -
                                                                  -------   -------
Net Income (Loss) ...........................................    $  (145)   $   636
                                                                  =======   =======
Income (Loss) Per Common Share
  Income before change in accounting principle (c) ..........    $  1.31    $  1.57
  Cumulative effect of change in accounting
    principle (b) ...........................................      (1.71)         -
                                                                 --------   -------
Net Income (Loss) Per Common Share ..........................    $  (.40)   $  1.57
                                                                 ========   =======

Dividends Per Common Share ..................................    $   .85    $   .85
                                                                 ========   =======

Notes:
(a) Includes excise and state gasoline taxes of .............    $ 1,716    $ 1,897

(b) Reflects adoption, effective January 1, 1994, of a change in the accounting method used to apply the lower of cost or market test for crude oil and product inventories.

(c) Based on income before change in accounting principle
      less preferred stock dividend requirements of .........    $   15    $     14
      divided by the weighted average number of common
        shares outstanding (000's) of .......................    398,336    395,842

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

MOBIL                                - 1 -



                               MOBIL CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                 (In millions)

                                                             Dec. 31,   Mar. 31,
                                     ASSETS                     1994       1995
                                                             _______    _______
Current Assets
  Cash and cash equivalents ................................ $   531    $   458
  Accounts and notes receivable ............................   6,535      6,412
  Inventories ..............................................   3,302      3,349
  Prepaid expenses and other current assets ................     618        736
  Deferred income taxes ....................................     195        195
                                                             -------    -------
    Total Current Assets ...................................  11,181     11,150

Investments and Long-Term Receivables ......................   3,802      4,209

Properties, Plants and Equipment ...........................  53,788     55,056
Less: Accumulated Depreciation, Depletion and Amortization .  28,285     29,183
                                                             -------    -------
Net Properties, Plants and Equipment .......................  25,503     25,873

Deferred Charges and Other Assets ..........................   1,056      1,058
                                                             -------    -------
    Total Assets ........................................... $41,542    $42,290
                                                             =======    =======

                                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term debt .......................................... $ 3,013    $ 3,125
  Accounts payable .........................................   4,968      4,474
  Accrued liabilities ......................................   2,659      2,797
  Income, excise, state gasoline and other taxes payable ...   2,531      2,692
  Deferred income taxes ....................................     247        160
                                                             -------    -------
    Total Current Liabilities ..............................  13,418     13,248

Long-Term Debt .............................................   4,714      4,765
Reserves for Employee Benefits .............................   1,520      1,593
Accrued Restoration, Removal and Environmental Costs .......   1,191      1,230
Deferred Credits and Other Noncurrent Obligations ..........     841        877
Deferred Income Taxes ......................................   2,639      2,749
Minority Interest in Subsidiary Companies ..................      73         66
                                                             -------    -------
    Total Liabilities ......................................  24,396     24,528
                                                             -------    -------
Shareholders' Equity
  Preferred stock (ESOP-related) -- shares issued and
    outstanding: 95,778 at December 31, 1994 and
    95,069 at March 31, 1995 ...............................     745        739
  Unearned employee compensation (ESOP-related) ............    (472)      (457)
  Common stock -- $2.00 par value; shares authorized:
    600,000,000; shares issued: 442,336,317 at December 31,
    1994 and 442,732,978 at March 31, 1995 .................     885        886
  Capital surplus ..........................................   1,325      1,341
  Earnings retained in the business ........................  16,859     17,144
  Cumulative foreign exchange translation adjustment .......    (123)       240
  Common stock held in treasury, at cost -- shares:
    46,349,300 at December 31, 1994 and 47,009,300 at
    March 31, 1995 .........................................  (2,073)    (2,131)
                                                             -------    -------
    Total Shareholders' Equity .............................  17,146     17,762
                                                             -------    -------
Total Liabilities and Shareholders' Equity ................. $41,542    $42,290
                                                             =======    =======

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.



MOBIL                                - 2 -


                               MOBIL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)

                                                          For the Three Months
                                                            Ended March 31,
                                                          ___________________

                                                             1994        1995
                                                           ______      ______
Cash Flows from Operating Activities
  Net Income (loss) ..................................     $ (145)     $  636
  Adjustments to reconcile to net cash from
    operating activities:
      Cumulative effect of change in accounting
        principle ....................................        680           -
      Depreciation, depletion and amortization .......        668         669
      Deferred income taxes ..........................       (159)       ( 93)
      Earnings (greater) less than dividends from
        equity affiliates ............................         54        ( 19)
      Exploration expenses (includes noncash
        charges:  1994-$10; 1995-$13) ................         82          95
      Gain on sales of properties, plants and
        equipment and other assets ...................        (52)       ( 56)
      (Increase) decrease in working capital items ...         87        (303)
      Other, net .....................................        (63)         79
                                                           ------      ------
Net Cash from Operating Activities ...................      1,152       1,008
                                                           ------      ------
Cash Flows from Investing Activities
  Capital and exploration expenditures ...............       (718)       (818)
  Proceeds from sales of properties, plants and
    equipment and other assets .......................        101         142
  Payments attributable to investments and
    long-term receivables ............................        (34)       ( 81)
                                                           ------      ------
Net Cash Used in Investing Activities ................       (651)       (757)
                                                           ------      ------
Cash Flows from Financing Activities
  Cash dividends .....................................       (353)       (351)
  Proceeds from borrowings having original
    terms greater than three months ..................        381         350
  Repayments of borrowings having original
    terms greater than three months ..................       (481)       (316)
  Increase (decrease) in other borrowings ............       (144)         59
  Proceeds from issuance of common stock .............         17          17
  Purchase of common stock for treasury ..............        (14)       ( 58)
                                                           ------      ------
Net Cash Used in Financing Activities ................       (594)       (299)
                                                           ------      ------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents ...................................         11        ( 25)
                                                           ------      ------
Net Decrease in Cash and Cash Equivalents ............        (82)       ( 73)
Cash and Cash Equivalents - Beginning of Period ......        827         531
                                                           ------      ------
Cash and Cash Equivalents - End of Period ............     $  745      $  458
                                                           ======      ======


_______________________________________________________________________________

 Memo item

 Net cash from operating activities ..................     $1,152      $1,008
 Net cash used in investing activities ...............       (651)       (757)
 Cash dividends ......................................       (353)       (351)
                                                           ------      ------
 Excess (shortfall) of cash from operating activities
   over investing activities and dividends ...........     $  148      $ (100)
                                                           ======      ======
______________________________________________________________________________


             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

MOBIL                                - 3 -




                               MOBIL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Financial Statements

  The condensed consolidated financial statements of Mobil Corporation (Mobil) included herein are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Mobil believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, the notes thereto and the financial statement schedules included or incorporated by reference in Mobil's Annual Report on Form 10-K for its fiscal year ended December 31, 1994.

  The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

2.  Change in Accounting Principle

  Effective January 1, 1994, Mobil changed the method of accounting it uses to apply the lower of cost or market (LCM) test for its crude oil and product inventories. The LCM test is now measured, and the results are recognized separately, on a country-by-country basis, and any resulting writedowns to market are recorded as permanent adjustments to the last-in, first-out (LIFO) cost of inventory in accordance with Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing." Previously, Mobil aggregated its worldwide inventories into one pool for the determination of the LCM measurement.
The $680 million after-tax charge to 1994 first quarter net income represents the cumulative effect of this accounting change as of January 1, 1994. The new method of applying the LCM test to the book value of inventories is preferable because Mobil's financial statements will better reflect local market conditions and exchange rates in the countries in which Mobil operates.



MOBIL                                - 4 -


3.  Supplementary Cash Flow Data

  The table below details the components of the line "(Increase)/decrease in working capital items" which is shown in the Consolidated Statement of Cash Flows on page 3. The impact of changes in foreign currency translation rates has been removed from these amounts. Therefore, these amounts do not agree with the differences that could be derived from the Consolidated Balance Sheet amounts shown on page 2.

     ______________________________________________________________________
      (In millions)                                   For the Three Months
                                                        Ended March 31,
                                                      ____________________
                                                          1994      1995
                                                         _____     _____
       Changes in Working Capital Items
       (Increases)/decreases

       Accounts and notes receivable .................   $  99     $ 228
       Inventories ...................................    (100)       13
       Prepaid expenses and other current assets .....    (110)     ( 92)
       Accounts payable ..............................     (91)     (625)
       Accrued liabilities ...........................     154       109
       Income, excise, state gasoline and
         other taxes payable .........................     135        64
                                                         -----     -----
       (Increase)/decrease in working capital items ..   $  87     $(303)
                                                         =====     =====
     ______________________________________________________________________






MOBIL                                - 5 -


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

 __________________________________________________________________________________

 REVENUES BY SEGMENT                                     First Quarter    Incr./
    (In millions)                                      _________________ (Decr.)
                                                          1994      1995     %
                                                       _______   _______ _______
  Exploration & Producing ..........................   $ 1,670   $ 1,827       9
  Marketing & Refining .............................    12,488    14,330      15
  Chemical .........................................       833     1,351      62
  Corporate & Other ................................       127       119     ( 6)
                                                       _______   _______

     Total Revenues ................................   $15,118   $17,627      17
                                                       =======   =======

 _______________________________________________________________________________

 _______________________________________________________________________________

 RESULTS OF OPERATIONS:                                    First Quarter
 REPORTED/OPERATING EARNINGS                               _____________   Incr./
    (In millions)                                           1994    1995  (Decr.)
                                                            ____    ____  _______
  Petroleum Operations
    E&P - United States .................................   $ 77    $ 82    $  5
        - International .................................    258     295      37
                                                            ____    ____    ____
    Total E&P ...........................................    335     377      42
                                                            ____    ____    ____

    M&R - United States .................................     61       -     (61)
        - International .................................    175     146     (29)
                                                            ____    ____    ____
    Total M&R ...........................................    236     146     (90)
                                                            ____    ____    ____
  Total Petroleum .......................................    571     523     (48)

  Chemical ..............................................     15     174     159
  Corporate and Other (a) ...............................    (13)      4      17
  Net Financing Expense .................................    (38)    (65)    (27)
                                                            ____    ____    ____

  Income Before Change in Accounting Principle ..........    535     636     101
  Cumulative Effect of Change in Accounting
    Principle (b) .......................................   (680)      -     680
                                                           _____    ____    ____
  Net Income (Loss) .....................................  $(145)   $636    $781
                                                           =====    ====    ====

  (a) Corporate and Other includes the results from Real Estate operations, Mining and Minerals, administrative expenses and other corporate items.
  (b) Reflects the impact of the change in the method of applying the lower of cost or market test for crude oil and product inventories, effective
      January 1, 1994.

 ______________________________________________________________________________

FIRST QUARTER 1995 COMPARED WITH FIRST QUARTER 1994

Consolidated Results Overview

  Consolidated first quarter net income was $636 million, up $101 million from the first quarter of 1994, after excluding last year's charge of $680 million for the change in accounting principle related to crude oil and product inventories. There were no special items in either period. Net income per common share was $1.57 for the first quarter of 1995 and $1.31 for the comparable period of 1994 (before the change in accounting principle). The tables above summarize first quarter results for 1994 and 1995.


MOBIL                              - 6 -



Consolidated Results Overview - continued

  Mobil's 19% income improvement (before change in accounting principle) was achieved despite extremely low worldwide refining margins and the lowest North American natural gas prices in more than three years. Mobil's performance reflected strength in the Chemical segment, particularly in petrochemicals, which benefited from higher industry demand and a tight ethylene market. Income also benefited from higher worldwide crude oil prices, up more than $3.00 per barrel from last year's depressed levels.

  Continuing benefits from business initiatives to increase volume, enhance revenues, and reduce costs benefited income this quarter. Worldwide petroleum product sales volumes were up 7%, chemical sales volumes were up 29% and, at the same time, controllable operating expenses continued their downward trend.

  Mobil is also pursuing opportunities for growth which are expected to benefit future earnings. Since the beginning of the year, the company announced: (1) commencement of work on a natural gas liquids project in Nigeria; (2) participation in a study to develop large gas resources in the Sable Island area offshore eastern Canada; (3) establishment of a new business unit to develop independent power plant projects; (4) formation of a consortium to evaluate and bid on new acreage in Venezuela, and reentry into lubricant manufacturing and marketing in that country; (5) an agreement to explore for oil and gas in Kazakhstan; (6) a commitment to sell LNG from the Qatar Ras Laffan project to South Korea; and (7) a fuels market entry into Ecuador. In addition, Mobil's exploration program realized several successes in both emerging and core areas during the quarter. Significant discoveries were made in Equatorial Guinea (offshore western Africa), Norway and the Netherlands.

  Petroleum sector market fundamentals continue to be volatile and are likely to remain so in the near term. While worldwide crude oil prices have increased since the beginning of the year, refining margins have been very weak, and North American natural gas prices remain low. However, throughout the company, we continue to implement business initiatives that are designed, independent of industry conditions, to improve the productivity of our assets, reduce costs, increase shareholder value and lay the groundwork for future growth of the company (see also Current Developments, page 11).

  Worldwide revenues of $17,627 million increased $2,509 million from $15,118 million in the first quarter of 1994. The effects of higher worldwide crude oil prices and petroleum product sales, together with higher petrochemical prices, chemical volumes and currency translation effects, were only partly offset by lower North American natural gas prices. Crude oil, products and operating supplies and expenses increased $1,908 million to $10,003 million primarily due to higher volume related expenses, higher crude oil prices and currency translation effects. Exploration expenses of $95 million were $13 million higher than the same quarter last year. Taxes other than income taxes increased $432 million to $4,259 million due to higher sales volumes and currency translation effects. Income tax expense increased by $52 million to $594 million (before change in accounting principle) mainly due to this quarter's higher level of earnings.


MOBIL                              - 7 -


Exploration and Producing

  Exploration and Producing income of $377 million was $42 million higher than the first quarter of last year.

  In the United States, income of $82 million was up $5 million, as higher crude oil prices and lower operating expenses more than offset lower production volumes and significantly lower natural gas prices.

  International income of $295 million was $37 million higher than the comparable quarter last year. Higher crude oil and Indonesian LNG prices were partly offset by lower Canadian natural gas prices and higher exploration and frontier area expenses. In addition, a fire caused a shutdown of the Ubit platform in Nigeria and resulted in decreased production. The platform was re-streamed late in March and most of the lost production is expected to be recovered over the balance of the year.
_______________________________________________________________________________


  Exploration and Producing                               First Three Months
    Selected Operating Data                                              Incr./
                                                                        (Decr.)
                                                          1994   1995   Vol.   %
                                                         _____  _____  _____  ___
  Net Crude Oil and NGL Production (TBD) - U.S. ......     294    290    ( 4) ( 1)
                                         - Intl. .....     568    512    (56) (10)
                                                         _____  _____  _____  ___
      Total ..........................................     862    802    (60) ( 7)
                                                         =====  =====  =====  ===

  Net Natural Gas Production (MMCFD)     - U.S. ......   1,579  1,494    (85) ( 5)
                                         - Intl. .....   3,510  3,544     34    1
                                                         _____  _____  _____  ___
      Total ..........................................   5,089  5,038    (51) ( 1)
                                                         =====  =====  =====  ===

  Natural Gas Sales (MMCFD)              - U.S. ......   2,727  3,699    972   36
                                         - Intl. .....   3,540  3,632     92    3
                                                         _____  _____  _____  ___
      Total ..........................................   6,267  7,331  1,064   17
                                                         =====  =====  =====  ===
__________________________________________________________________________________


Marketing and Refining

  Marketing and Refining income of $146 million was $90 million lower than the first quarter of last year.

  United States results were breakeven, compared with income of $61 million last year. Industry margins were exceptionally weak during the quarter, masking the benefits of lower refinery turnaround activity, lower operating expenses, and increased sales and production. In particular, margins suffered due to decreased distillate demand resulting from warm winter weather and lower-than-anticipated requirements for reformulated gasoline following its introduction on January 1, 1995.


MOBIL                              - 8 -



  International income of $146 million was $29 million lower than the comparable quarter last year. Refining margins in all enclaves were very weak due to low distillate demand. These were, however, partially offset by benefits derived from ongoing business initiatives, which contributed to higher trade sales volumes, particularly in the Pacific Rim, and expense savings in Europe. Income also reflected full quarter benefits from the major refinery upgrade in Singapore, and improved lubricants profitability in Europe.

________________________________________________________________________________

  Marketing and Refining                                  First Three Months
    Selected Operating Data                                             Incr./
                                                                       (Decr.)
                                                          1994   1995  Vol.  %
                                                         _____  _____  ___  __
  Petroleum Product Sales (TBD) - U.S. ..............    1,110  1,259  149  13
                                - Intl. .............    1,823  1,889   66   4
                                                         _____  _____  ___  __
     Total ..........................................    2,933  3,148  215   7
                                                         =====  =====  ===  ==

  Refinery Runs for Mobil (TBD) - U.S. ..............      827    904   77   9
                                - Intl. .............    1,159  1,244   85   7
                                                         _____  _____  ___  __
     Total ..........................................    1,986  2,148  162   8
                                                         =====  =====  ===  ==
________________________________________________________________________________


Chemical

  Chemical income of $174 million was $159 million higher than the prior year's first quarter, reflecting better industry fundamentals in most businesses, particularly polyethylene resin. Income also benefited from the Singapore aromatics complex, as well as increased sales volumes of OPP films and chemical specialties. Business initiatives, notably in plastics fabricating and petrochemicals, also contributed to the income improvement.

Corporate and Other

  Corporate and Other income was $4 million, an improvement of $17 million over the same quarter last year, mainly in real estate operations, due to the sale of an office complex in Arlington, Virginia.

Net Financing Expense

  Net Financing Expense of $65 million was $27 million higher than last year, principally reflecting higher average interest rates and certain favorable non-recurring items reported in last year's results.

Accounting Standards

In March, 1995, Financial Accounting Standard (FAS) 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, was issued but adoption is not required until 1996. This new standard requires that assets be reported at fair value, if the related book values are deemed to be impaired. The financial reporting impact that will result from the adoption of FAS 121 is not known at this time.


MOBIL                              - 9 -




DISCUSSION OF FINANCIAL CONDITION

  At March 31, 1995, total current assets of $11,150 million were essentially unchanged from year-end 1994. Accounts and notes receivable were down $123 million, primarily due to reduced third party crude oil trade sales volumes and timing of collections of receivables. Prepaid expenses increased $118 million, which reflected normal annual prepayments made during the first quarter and currency translation effects.

  Investments and long-term receivables were up $407 million primarily due to currency translation effects and increased spending on Qatar LNG projects.

  Net properties, plants and equipment increased $370 million to $25,873 million. Capital expenditures and foreign currency translation effects were largely offset by depreciation and asset sales.

  Total current liabilities of $13,248 million at March 31, 1995 decreased $170 million from year-end 1994. Lower accounts payable, primarily due to a seasonal decrease in product purchases and timing of certain payments at year-end 1994, were largely offset by currency translation effects.

  Total debt of Mobil and its subsidiaries was $7,890 million at March 31, 1995, up $163 million from the year-end 1994 level. The ratio of debt to capitalization was 31% at March 31, 1995, unchanged from year-end 1994.

  Shareholders' equity increased $616 million during the first three months of 1995. Earnings retained in the business at March 31, 1995 increased by $285 million reflecting net income of $636 million less dividends of $351 million. Additionally, changes in the cumulative foreign exchange translation adjustment account increased equity by $363 million. This change was due to the general strengthening, relative to the U.S. dollar, of currencies in most of the nations that host our main international operations.

  For the first three months of 1995, net cash from operating activities of $1,008 million was $100 million less than the cash requirements for investing activities and dividends, primarily due to increases in working capital items (see table page 5).

  Worldwide capital and exploration expenditures for the first quarter of 1995 were $818 million, an increase of $100 million from the comparable period last year. Full year 1995 capital and exploration expenditures are expected to be $4.1 billion, including about $500 million for exploration expenses. As of March 31, 1995, Mobil's unspent balance of total appropriations for capital expenditures was $4.4 billion, compared with $4.1 billion at year-end 1994. Mobil is not contractually committed to spend all of this amount but generally expects to do so over the next several years.

  Return on average shareholders' equity was 10.8% for the twelve month period ended March 31, 1995, compared with 10.4% for the calendar year 1994 (excluding the cumulative effect of the change in accounting principle). Return on average capital employed for the twelve month period ended March 31, 1995 was 8.7%, compared with 8.4% for the calendar year 1994 (excluding the cumulative effect of the change in accounting principle).


MOBIL                             - 10 -



DISCUSSION OF FINANCIAL CONDITION - continued

    Whenever external financing is needed, Mobil and its subsidiary companies have ready access to multiple capital markets, including significant bank credit lines.

  At March 31, 1995, Mobil had effective shelf registration statements on file with the SEC permitting the offer and sale of $1,815 million of debt securities. Shelf registrations allowing the issuance of U.S. $1,000 million of Euro-Medium-Term Notes and bonds having a principal amount of 30 billion Japanese yen are also in place.

  Additionally, at March 31, 1995, the Mobil Oil Corporation Employee Stock Ownership Plan Trust (ESOP Trust) had an effective shelf registration on file with the SEC permitting the offer and sale of $230 million of debt securities, guaranteed by Mobil. The proceeds of any debt securities issued by the ESOP Trust thereunder would be used to refund its existing indebtedness.


CURRENT DEVELOPMENTS

Restructurings

  On May 1, 1995, Mobil announced a major restructuring of the company's worldwide staff support services. Work processes will be streamlined to create efficiencies, which will lead to a reduction of about 4,000 people from Mobil's current worldwide 14,500 staff support employees. These changes and other associated improvements, when fully implemented by year-end 1996, are estimated to realize annual pre-tax savings of approximately $750 million as compared with the 1994 expense levels for these services.

  In addition to reductions among the staff groups, Mobil will also eliminate 700 other positions in the U.S downstream businesses. Expense reductions from this program together with associated initiatives are expected to save an additional $300 million pre-tax annually by year-end 1996 as compared with 1994 expense levels.

  Mobil will take a charge in the second quarter of 1995 of approximately $300 million after-tax to cover costs of employee severance and facility closings, for both restructurings mentioned above.

  Both restructurings are expected to be substantially complete by the end of the first quarter of 1996. Savings are expected to begin in the first quarter of 1996, building to the indicated annualized levels by year-end 1996.


MOBIL                             - 11 -



                         SUMMARIZED FINANCIAL DATA


                           MOBIL OIL CORPORATION

  Summarized financial data for Mobil Oil Corporation, a wholly-owned subsidiary of Mobil Corporation, follow. Net obligations to Mobil Corporation amounted to $1,737 million at December 31, 1994, and $1,488 million at March 31, 1995.


________________________________________________________________________

   (In millions)                                Dec. 31,     Mar. 31,
                                                   1994         1995
                                                _______      _______
     Current assets ..........................  $12,942      $13,426
     Noncurrent assets .......................   25,006       25,638
     Current liabilities .....................  (12,398)     (12,385)
     Long-term debt ..........................   (6,639)     ( 6,722)
     Deferred credits and other liabilities ..   (4,899)     ( 5,215)
     Minority interests, primarily
       Mobil Corporation .....................   (1,165)     ( 1,166)
                                                -------      -------
     Net assets ..............................  $12,847      $13,576
                                                =======      =======

                                            For the Three Months Ended
                                                     March 31,
                                            _________________________
                                                   1994         1995
                                                _______      _______
     Gross revenues ..........................  $14,263      $16,680
     Income before taxes and change in
       accounting principle ..................  $   716      $   787
     Income after taxes but before change in
       accounting principle ..................  $   328      $   395
     Cumulative effect of change in accounting
       principle (a)..........................     (680)           -
     Net income ..............................  $  (352)         395



     (a) Reflects the adoption, effective January 1, 1994, of a change in the accounting method used to apply the lower of cost or market test for crude oil and product inventories.

________________________________________________________________________



MOBIL                                - 12 -




                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

  Environmental Litigation.

  Mobil periodically receives notices from the Environmental Protection Agency
(EPA) or equivalent agencies at the state level that Mobil is a "potentially responsible party" under Superfund or equivalent state legislation with respect to various waste disposal sites. The majority of these sites are either still under investigation by the EPA or the state agencies concerned, or under remediation, or both. In certain instances, Mobil and other potentially responsible parties have been named in court or administrative proceedings by federal or state agencies seeking the cleanup of these sites. Mobil has also been named as a defendant in various suits brought by private parties alleging injury from disposal of wastes at these sites. The ultimate impact of these proceedings on the business or accounts of Mobil cannot be predicted at this time due to the large number of other potentially responsible parties and the speculative nature of cleanup cost estimates, but based on our long experience in managing environmental matters, we do not anticipate that the aggregate level of future remediation costs will increase above recent levels so as to materially and adversely affect our consolidated financial position or liquidity.

  On January 26, 1995, a proceeding was brought by the Department of Health Services of Orange County, California, alleging that Mobil Oil Corporation violated Article 4 of the California Underground Storage Tank Regulations for failing to report an unauthorized release from underground storage tanks and for failing to submit required monitoring reports. Combined penalties and fines were sought with a statutory range totaling $240,000 to $2,400,000. The matter was settled on April 13, 1995 by the payment of $115,000 which covered costs and penalties.

  On March 7, 1995, a proceeding brought by the EPA against Mobil Chemical Company on March 30, 1992, was settled. The EPA had alleged that Mobil Chemical Company violated the Resource Conservation and Recovery Act in that its Edison, New Jersey plant improperly characterized the plant's K-65 solvent waste and did not include a "land ban" restriction, and had sought penalties of $243,350. The proceeding was settled by a payment of $112,000.

 Other Than Environmental Litigation.

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

  The Internal Revenue Service (IRS) has investigated the pricing of Saudi Arabian crude oil by Mobil and the other Arabian American Oil Co. (Aramco) shareholder companies during the period 1979-1984. In January 1992, the IRS assessed a tax deficiency against Mobil of about $300 million on this so-called "Aramco Advantage" issue for tax years 1980 and 1981. In April 1992, Mobil filed a petition in the U.S. Tax Court challenging the IRS deficiency notice.



MOBIL                             - 13 -


Legal Proceedings -- continued

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

Item 2.  Changes in Securities.
    None.

Item 3.  Defaults Upon Senior Securities.
    None.

Item 4.  Submission of Matters to a Vote of Security Holders.
    None.

Item 5.  Other Information.
    None.

Item 6.  Exhibits and Reports on Form 8-K.

  Exhibits.

    The following exhibits are filed with this report:

         11.  Computation of Earnings Per Common Share
         12.  Computation of Ratio of Earnings to Fixed Charges
         27.  Financial Data Schedule

  Reports on Form 8-K.

    The company filed the following Form 8-K, Current Reports during and subsequent to the end of the first quarter:

       Date of 8-K                  Description of 8-K

    January 5, 1995  Submitted a copy of the Mobil Corporation By-laws, as amended to December 16, 1994.

    January 20, 1995 Submitted a copy of the Mobil News Release dated
                     January 20, 1995, reporting estimated earnings for the fourth quarter and full year of 1994.

    March 20, 1995   Submitted a copy of the Form of Note relating to the
                     issuance of $25 million Medium-Term Notes, Series A, due March 27, 2003.

    April 24, 1995   Submitted a copy of the Mobil News Release dated
                     April 24, 1995, reporting estimated earnings for the first quarter of 1995.

    May 1, 1995      Submitted a copy of the Mobil News Release dated
                     May 1, 1995, announcing a major restructuring of the company's worldwide staff support services.


MOBIL                             - 14 -




                                 SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT                   MOBIL CORPORATION


BY                            /S/ROBERT C. MUSSER
                             _____________________________
NAME AND TITLE               Robert C. Musser, Controller;
                              Principal Accounting Officer

DATE                         May 8, 1995







MOBIL                             - 15 -

                               EXHIBIT INDEX

EXHIBIT                                         SUBMISSION MEDIA
- - -------                                         ----------------

  11.  Computation of Earnings Per                Electronic
       Common Share

  12.  Computation of Ratio of Earnings           Electronic
       to Fixed Charges

  27.  Financial Data Schedule                    Electronic




MOBIL                             - 16 -