Form 10-Q
period 1995-06-30
MOBIL CORP
filed 1995-08-08
CIK 67182

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

               For the quarterly period ended June 30, 1995


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

  The number of shares outstanding of the registrant's common stock, all of which comprise a single class with a $2.00 par value, as of July 31, 1995, the latest practicable date, was 395,592,158.

_________________________________________________________________

                                MOBIL CORPORATION

                                   Form 10-Q
                                Quarterly Report
                                 June 30, 1995

                               TABLE OF CONTENTS


  ________________________________________________________________

   PART I - FINANCIAL INFORMATION                            Page


    Item 1.  Condensed Consolidated Financial Statements
               Consolidated Statement of Income for the
                 Three and Six Months Ended
                 June 30, 1994 and 1995 ......................  1
               Consolidated Balance Sheet at December 31,
                 1994 and June 30, 1995 ......................  2
               Consolidated Statement of Cash Flows for the
                 Six Months Ended June 30, 1994 and 1995 .....  3
               Notes to Condensed Consolidated Financial
                 Statements ..................................  4

    Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition .........  7

             Summarized Financial Data
               Mobil Oil Corporation ......................... 17

   PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings ............................... 18
    Item 2.  Changes in Securities ........................... 19
    Item 3.  Defaults Upon Senior Securities ................. 19
    Item 4.  Submission of Matters to a Vote of Security
               Holders ....................................... 19
    Item 5.  Other Information ............................... 19
    Item 6.  Exhibits and Reports on Form 8-K ................ 19

   SIGNATURE ................................................. 20

   EXHIBIT INDEX ............................................. 21

    Exhibit 11.  Computation of Earnings per Common Share .... 22
    Exhibit 12.  Computation of Ratio of Earnings to Fixed
                   Charges ................................... 24

  ________________________________________________________________

                        PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                               MOBIL CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                    (In millions, except per-share amounts)

                                           For the Three Months | For the Six Months
                                              Ended June 30,    |   Ended June 30,
                                           ____________________ | __________________
                                                                |
                                                1994     1995   |     1994     1995
                                             _______  _______   |  _______  _______
Revenues                                                        |
  Sales and services (a) ................... $16,047  $18,700   |  $30,995  $36,102
  Income from equity investments, asset                         |
    sales, interest and other ..............     168      149   |      338      374
                                             -------  -------   |  -------  -------
                                                                |
    Total Revenues .........................  16,215   18,849   |   31,333   36,476
                                             -------  -------   |  -------  -------
Costs and Expenses                                              |
  Crude oil, products and operating                             |
    supplies and expenses ..................   8,839   10,598   |   16,934   20,601
  Exploration expenses .....................     108       79   |      190      174
  Selling and general expenses .............   1,344    1,868   |    2,593    3,124
  Depreciation, depletion and amortization .   1,034      868   |    1,702    1,537
  Interest and debt discount expense .......     135      117   |      255      232
  Taxes other than income taxes (a) ........   4,155    4,739   |    7,982    8,998
  Income taxes .............................     402      401   |      944      995
                                             -------  -------   |  -------  -------
    Total Costs and Expenses ...............  16,017   18,670   |   30,600   35,661
                                             -------  -------   |  -------  -------
                                                                |
Income Before Change in Accounting                              |
  Principle ................................     198      179   |      733      815
Cumulative Effect of Change in Accounting                       |
  Principle (c) ............................       -        -   |     (680)       -
                                             -------  -------   |  -------  -------
Net Income ................................. $   198  $   179   |  $    53  $   815
                                             =======  =======   |  =======  =======
                                                                |
Income Per Common Share                                         |
  Income before change in accounting                            |
    principle (b) .......................... $   .46  $   .42   |  $  1.77  $  1.99
  Cumulative effect of change in accounting                     |
    principle (c) ..........................       -        -   |    (1.71)       -
                                             -------  -------   |  -------  -------
Net Income Per Common Share ................ $   .46  $   .42   |  $   .06  $  1.99
                                             =======  =======   |  =======  =======
                                                                |
Dividends Per Common Share ................. $   .85  $  .925   |  $  1.70  $ 1.775
                                             =======  =======   |  =======  =======
Notes:                                                          |
                                                                |
(a) Includes excise and state gasoline                          |
      taxes of ............................. $ 1,871  $ 2,149   |  $ 3,587  $ 4,046
                                                                |
(b) Based on income before change in                            |
      accounting principle less preferred                       |
      stock dividend requirements of ....... $    14  $    14   |  $    29  $    28
      divided by the weighted average                           |
      number of common shares outstanding                       |
      (000's) of ........................... 398,356  395,804   |  398,346  395,823

(c) Reflects adoption, effective January 1, 1994, of a change in the accounting method used to apply the lower of cost or market test for crude oil and product inventories.

                The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

MOBIL                                  - 1 -

                               MOBIL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (In millions)

                                                             Dec. 31,   June 30,
                                     ASSETS                     1994       1995
                                                             _______    _______
Current Assets
  Cash and cash equivalents ................................ $   531    $   408
  Accounts and notes receivable ............................   6,535      6,609
  Inventories ..............................................   3,302      3,550
  Prepaid expenses and other current assets ................     618        779
  Deferred income taxes ....................................     195        302
                                                             -------    -------
    Total Current Assets ...................................  11,181     11,648

Investments and Long-Term Receivables ......................   3,802      4,329

Properties, Plants and Equipment ...........................  53,788     55,175
Less: Accumulated Depreciation, Depletion and Amortization .  28,285     29,427
                                                             -------    -------
Net Properties, Plants and Equipment .......................  25,503     25,748

Deferred Charges and Other Assets ..........................   1,056      1,094
                                                             -------    -------
    Total Assets ........................................... $41,542    $42,819
                                                             =======    =======

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term debt .......................................... $ 3,013    $ 2,996
  Accounts payable .........................................   4,968      4,947
  Accrued liabilities ......................................   2,659      3,088
  Income, excise, state gasoline and other taxes payable ...   2,531      2,861
  Deferred income taxes ....................................     247        174
                                                             -------    -------
    Total Current Liabilities ..............................  13,418     14,066

Long-Term Debt .............................................   4,714      4,672
Reserves for Employee Benefits .............................   1,520      1,591
Accrued Restoration, Removal and Environmental Costs .......   1,191      1,221
Deferred Credits and Other Noncurrent Obligations ..........     841        843
Deferred Income Taxes ......................................   2,639      2,754
Minority Interest in Subsidiary Companies ..................      73         82
                                                             -------    -------
    Total Liabilities ......................................  24,396     25,229
                                                             -------    -------
Shareholders' Equity
  Preferred stock (ESOP-related) -- shares issued and
    outstanding: 95,778 at December 31, 1994 and
    94,362 at June 30, 1995 .. .............................     745        734
  Unearned employee compensation (ESOP-related) ............    (472)      (441)
  Common stock -- $2.00 par value; shares authorized:
    600,000,000; shares issued: 442,336,317 at December 31,
    1994 and 443,319,108 at June 30, 1995 ..................     885        887
  Capital surplus ..........................................   1,325      1,369
  Earnings retained in the business ........................  16,859     16,943
  Cumulative foreign exchange translation adjustment .......    (123)       314
  Common stock held in treasury, at cost -- shares:
    46,349,300 at December 31, 1994 and 47,796,800 at
    June 30, 1995 ..........................................  (2,073)    (2,216)
                                                             -------    -------
    Total Shareholders' Equity .............................  17,146     17,590
                                                             -------    -------
Total Liabilities and Shareholders' Equity ................. $41,542    $42,819
                                                             =======    =======

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements

MOBIL                              - 2 -

                               MOBIL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)
                                                            For the Six Months
                                                              Ended June 30,
                                                           ___________________

                                                              1994        1995
                                                           _______      ______
Cash Flows from Operating Activities
  Net Income .........................................     $    53      $  815
  Adjustments to reconcile to net cash from
    operating activities:
      Cumulative effect of change in accounting
        principle ....................................         680           -
      Depreciation, depletion and amortization .......       1,702       1,537
      Deferred income taxes ..........................        (303)       (175)
      Earnings less (greater) than dividends from
        equity affiliates ............................          31         (18)
      Exploration expenses (includes noncash
        charges:  1994-$15; 1995-$24) ................         190         174
      Gain on sales of properties, plants and
        equipment and other assets ...................         (71)        (33)
      Decrease in working capital items ..............         419         206
      Other, net .....................................         (41)         57
                                                           -------      ------
Net Cash from Operating Activities ...................       2,660       2,563
                                                           -------      ------
Cash Flows from Investing Activities
  Capital and exploration expenditures ...............      (1,665)     (1,778)
  Proceeds from sales of properties, plants and
    equipment and other assets .......................         173         217
  Payments attributable to investments and
    long-term receivables ............................         (60)       (134)
                                                           -------      ------
Net Cash Used in Investing Activities ................      (1,552)     (1,695)
                                                           -------      ------
Cash Flows from Financing Activities
  Cash dividends .....................................        (706)       (731)
  Proceeds from borrowings having original
    terms greater than three months ..................         513       1,170
  Repayments of borrowings having original
    terms greater than three months ..................        (659)     (1,060)
  Decrease in other borrowings .......................        (301)       (242)
  Proceeds from issuance of common stock .............          30          46
  Purchase of common stock for treasury ..............         (38)       (143)
                                                           -------      ------
Net Cash Used in Financing Activities ................      (1,161)       (960)
                                                           -------      ------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents ...................................          50         (31)
                                                           -------      ------
Net Decrease in Cash and Cash Equivalents ............          (3)       (123)
Cash and Cash Equivalents - Beginning of Period ......         827         531
                                                           -------      ------
Cash and Cash Equivalents - End of Period ............     $   824      $  408
                                                           =======      ======


_______________________________________________________________________________

 Memo item

 Net cash from operating activities ..................     $ 2,660     $ 2,563
 Net cash used in investing activities ...............      (1,552)     (1,695)
 Cash dividends ......................................        (706)       (731)
                                                           -------     -------
 Excess of cash from operating activities
   over investing activities and dividends ...........     $   402     $   137
                                                           =======     =======
______________________________________________________________________________

                   The accompanying notes are an integral part of these
                       condensed consolidated financial statements

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

  The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentaion. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

2.  Change in Accounting Principle

  Effective January 1, 1994, Mobil changed the method of accounting it uses to apply the lower of cost or market (LCM) test for its crude oil and product inventories. The LCM test is now measured, and the results are recognized separately, on a country-by-country basis, and any resulting writedowns to market are recorded as permanent adjustments to the last-in, first-out (LIFO) cost of inventory in accordance with Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing". Previously, Mobil aggregated its worldwide inventories into one pool for the determination of the LCM determination of the LCM measurement. The $680 million after-tax charge to 1994 first quarter net income represents the cumulative effect of this accounting change as of January 1, 1994. The new method of applying the LCM test to the book value of inventories is preferable because Mobil's financial statements will better reflect local market conditions and exchange rates in the countries in which Mobil operates.

3. Restructurings

  During the second quarter of 1995, Mobil announced three major restructuring programs affecting worldwide staff support services, United States (U.S.) downstream businesses, and European refining operations. The implementation of these three programs will result in the elimination of approximately 5,200 positions and the closure of certain facilities, the costs of which are expected to total $789 million ($505 million after-tax), which was charged to second quarter 1995 income. Of the total pre-tax amount, $575 million was charged to selling and general expenses, primarily related to employee separation benefits and facility shutdown expenses. The remaining $214 million related to asset writedowns and was charged to depreciation, depletion, and amortization.

MOBIL                            - 4 -

  Staff Support Services

  Mobil currently employs about 14,500 staff worldwide who provide financial, computer, employee relations and other support services to the upstream, down-stream and chemical businesses. Under a plan adopted in the second quarter of 1995, significant changes are being made in the way that these services are delivered so that the business units are provided with cost competitive services. This goal will be accomplished through organizational and operational changes that include establishing regional shared services groups, outsourcing of services, and providing the business units with the opportunity to control and direct the level of services they receive. These changes are expected to result in work force reductions of about 4,000 employees and be completed in 1996.

  Of the total $392 million charge for this program, cash outlays are expected to total $324 million ($234 million after-tax), primarily related to employee separation benefits. Non-cash costs involving the writedown to estimated realizable value of surplus facilities and equipment in the U.S. and United Kingdom are estimated to total $68 million ($52 million after-tax).

  U.S. Marketing and Refining

  A program to implement work process improvements in U.S downstream businesses, primarily refining, will reduce marketing and refining staff headcount by about 700 employees. Implementation of these changes and associated initia-tives will be substantially completed by the end of the first quarter of 1996. The total reserve for this program will result in cash outlays of $62 million ($39 million after-tax) and relates to employee separation benefits.

  European Refining Operations

  Initiatives are being undertaken to improve the profitability of Mobil's European refining operations. These initiatives entail the closure of the Woerth refinery in Germany, together with improvements in work processes at refineries at Coryton, England and Gravenchon, France, and will eliminate about 500 jobs at the three locations. The closure of the Woerth refinery is expected to be substantially complete by the end of the second quarter of 1996, while the restructuring programs at the Coryton and Gravenchon refineries will be implemented in stages prior to year-end 1996.

  Cash outlays for this program are expected to total $189 million ($111 million after-tax), mainly related to employee separation and shutdown expenses. Non-cash costs for writing off the investment at Woerth total $146 million ($69 million after-tax).

MOBIL                              - 5 -

4.  Supplementary Cash Flow Data

  The table below details the components of the line "Decrease in working capital items" which is shown in the Consolidated Statement of Cash Flows on page 3. The impact of changes in foreign currency translation rates has been removed from these amounts. Therefore, these amounts do not agree with the differences that could be derived from the Consolidated Balance Sheet amounts shown on page 2.


     ______________________________________________________________________
      (In millions)                                    For the Six Months
                                                         Ended June 30,
                                                      ____________________
                                                          1994      1995
                                                         _____     _____
       Changes in Working Capital Items
       (Increases)/decreases

       Accounts and notes receivable .................   $(141)    $  95
       Inventories ...................................     (22)     (188)
       Prepaid expenses and other current assets .....    (107)     (140)
       Accounts payable ..............................     217      (178)
       Accrued liabilities ...........................     143       395
       Income, excise, state gasoline and
         other taxes payable .........................     329       222
                                                         -----     -----
       Decrease in working capital items .............   $ 419     $ 206
                                                         =====     =====
     ______________________________________________________________________

MOBIL                              - 6 -

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS
 __________________________________________________________________________________
|                                                                                  |
|  REPORTED EARNINGS               Second Quarter          First Six Months        |
|    (In Millions)                 ______________ Incr./  _________________  Incr./|
|                                    1994   1995 (Decr.)     1994    1995   (Decr.)|
|                                   _____  _____  _____    ______  ______  _______ |
| Petroleum Operations                                                             |
|   E&P - United States ........... $ (64) $  57  $ 121  | $   13  $  139  $   126 |
|       - International ...........   214    241     27  |    472     536       64 |
|                                   -----  -----  -----  | ------  ------  ------- |
|   Total E&P .....................   150    298    148  |    485     675      190 |
|                                   -----  -----  -----  | ------  ------  ------- |
|   M&R - United States ...........    39    (17)   (56) |    100     (17)    (117)|
|       - International ...........   150   (115)  (265) |    325      31     (294)|
|                                   -----  -----  -----  | ------  ------  ------- |
|   Total M&R .....................   189   (132)  (321) |    425      14     (411)|
|                                   -----  -----  -----  | ------  ------  ------- |
| Total Petroleum .................   339    166   (173) |    910     689     (221)|
|                                                        |                         |
| Chemical ........................   (76)   170    246  |    (61)    344      405 |
| Corporate and Other (a) .........   (11)   (84)   (73) |    (24)    (80)     (56)|
| Net Financing Expense ...........   (54)   (73)   (19) |    (92)   (138)     (46)|
|                                   -----  -----  -----  | ------  ------  ------- |
| Income Before Change in                                |                         |
|   Accounting Principle ..........   198    179    (19) |    733     815       82 |
| Cumulative Effect of Change in                         |                         |
|   Accounting Principle (b).......     -      -      -  |   (680)      -      680 |
|                                   -----  -----  -----  | ------  ------  ------- |
| Net Income ...................... $ 198  $ 179  $ (19) | $   53  $  815  $   762 |
|                                   =====  =====  =====  | ======  ======  ======= |
|__________________________________________________________________________________|
|                                                                                  |
|  OPERATING EARNINGS              Second Quarter          First Six Months        |
|    (Adjusted for Special Items)  ______________ Incr./   ________________  Incr./|
|       (In Millions)                1994   1995 (Decr.)     1994    1995   (Decr.)|
|                                   _____  _____  _____    ______  ______  _______ |
| Petroleum Operations                                   |                         |
|   E&P - United States ........... $  79  $ 109  $  30  | $  156  $  191  $    35 |
|       - International ...........   256    266     10  |    514     561       47 |
|                                   -----  -----  -----  | ------  ------  ------- |
|   Total E&P .....................   335    375     40  |    670     752       82 |
|                                   -----  -----  -----  | ------  ------  ------- |
|   M&R - United States ...........    74     87     13  |    135      87      (48)|
|       - International ...........   150    153      3  |    325     299      (26)|
|                                   -----  -----  -----  | ------  ------  ------- |
|   Total M&R .....................   224    240     16  |    460     386      (74)|
|                                   -----  -----  -----  | ------  ------  ------- |
| Total Petroleum .................   559    615     56  |  1,130   1,138        8 |
|                                                        |                         |
| Chemical ........................    39    186    147  |     54     360      306 |
| Corporate and Other (a) .........   (31)   (22)     9  |    (44)    (18)      26 |
| Net Financing Expense ...........   (54)   (73)   (19) |    (92)   (138)     (46)|
|                                   -----  -----  -----  | ------  ------  ------- |
| Income Excluding Special Items                         |                         |
|   and Change in Accounting                             |                         |
|   Principle .....................   513    706    193  |  1,048   1,342      294 |
| Special Items (table on page 8) .  (315)  (527)  (212) |   (315)   (527)    (212)|
|                                   -----  -----  -----  | ------  ------  ------- |
| Income Before Change in                                |                         |
|   Accounting Principle...........   198    179    (19) |    733     815       82 |
| Cumulative Effect of Change in                         |                         |
|   Accounting Principle (b)........    -      -      -  |   (680)      -      680 |
|                                   -----  -----  -----  | ------  ------  ------- |
| Net Income .......................$ 198  $ 179  $ (19) | $   53  $  815  $   762 |
|                                   =====  =====  =====  | ======  ======  ======= |
|__________________________________________________________________________________|

 (a) Corporate and Other includes the results from Real Estate operations, Mining and Minerals, administrative expenses and other corporate items.
 (b) Reflects the impact of the change in the method of applying the lower of cost or market test for crude oil and product inventories, effective
     January 1, 1994.

MOBIL                              - 7 -

 __________________________________________________________________________________

   SPECIAL ITEMS                       Second Quarter      First Six Months
     (In Millions)                     ______________      ________________
                                         1994    1995        1994     1995
                                        _____   _____       _____    _____
                                                        |
  Restructuring Provisions ...........  $ (95)  $(505)  |   $ (95)   $(505)
  Asset Sales ........................      -     (22)  |       -      (22)
  Asset Writedowns ...................   (220)      -   |    (220)       -
                                        -----   -----   |   -----    -----
                                                        |
    Total Special Items ..............  $(315)  $(527)  |   $(315)   $(527)
                                        =====   =====       =====    =====

__________________________________________________________________________________

__________________________________________________________________________________

  REVENUES BY SEGMENT                Second Quarter           First Six Months
    (In Millions)                                  Incr./                   Incr./
                                                  (Decr.)                  (Decr.)
                                     1994     1995    %       1994     1995    %
                                  _______  _______  ____    _______ _______  ____
 Exploration & Producing .......  $ 1,479  $ 1,748   18  |  $ 3,149 $ 3,575    14
 Marketing & Refining ..........   13,624   15,559   14  |   26,112  29,889    14
 Chemical ......................      996    1,463   47  |    1,829   2,814    54
 Corporate & Other .............      116       79  (32) |      243     198   (19)
                                  _______  _______       |  _______ _______
   Total Revenues ..............  $16,215  $18,849   16  |  $31,333 $36,476    16
                                  =======  =======       |  ======= =======
__________________________________________________________________________________

CONSOLIDATED RESULTS OVERVIEW

SECOND QUARTER 1995 COMPARED WITH SECOND QUARTER 1994

  Consolidated second quarter net income was $179 million, a decrease of $19 million from the $198 million earned in the second quarter of 1994. Net income per common share for the second quarter of 1995 was $.42, compared with $.46 for the second quarter of 1994. This year's second quarter included special charges of $527 million (including $505 million for the previously announced restructuring of worldwide staff support services, marketing and refining operations in the U.S. and refining operations in Europe). Last year's second quarter included special charges totaling $315 million for North American property writedowns and worldwide Chemical restructuring. Excluding the special charges in both periods, second quarter 1995 operating income of $706 million increased $193 million, or 38%, from the comparable period last year.

  The significant increase in operating income was primarily due to higher income in the Chemical businesses as a result of improved industry conditions and better operating performance, including lower costs following restructuring. In Exploration and Producing, higher worldwide crude oil prices, up more than $2.00/bbl. from last year's depressed levels, and lower expenses more than offset the impact of lower natural gas prices in North America and the United Kingdom. In Marketing and Refining, improved worldwide operating performance, stronger lube income, and lower expenses more than offset weaker margins overseas.

MOBIL                                - 8 -

  This quarter, following comprehensive reviews, Mobil announced plans for the realignment of worldwide staff support services and for further restructuring of marketing and refining in the Unites States. Major European refining initiatives were also announced, including closure of the Woerth refinery in Germany and restructuring of Mobil's manufacturing base in Northwest Europe. These actions should result in a worldwide work force reduction of approximately 5,200 positions, lower manufacturing costs in Mobil's key U.S. and Northwest European markets, and savings of over $1 billion annually. In addition, consistent with Mobil's long-term strategy of focusing investments in core business areas, a letter of intent was signed for the sale of Mobil's South Fort Meade phosphate mine in Florida.

  Mobil is also taking advantage of attractive opportunities for growth which are expected to benefit future earnings. Announcements during the second quarter of 1995 included (1) the acquisition of deep water reserves in the Gulf of Mexico; (2) a major discovery offshore Nigeria, where Mobil is already the second largest producer of oil and condensate; (3) successful bids for exploration rights in the North Sea, both in the Danish sector and the United Kingdom 16th Round; and (4) the acquisition of Elf Aquitaine's service station network in The Netherlands.

  Worldwide revenues in the second quarter of 1995 of $18,849 million were $2,634 million higher than revenues in the second quarter of 1994, reflecting higher worldwide chemical, crude oil and product prices, and higher U.S. product sales volumes. Crude oil, products and operating supplies and expenses increased by $1,759 million to $10,598 million due to higher crude and product-related costs and higher U.S. sales volumes. Exploration expenses decreased $29 million, reflecting reduced activity and a lower cost program, combined with reduced dry well expenses resulting from greater drilling success than in the prior year. Selling and general expenses rose $524 million to $1,868 million, primarily due to special charges for restructuring initiatives. Depreciation, depletion and amortization expenses were $166 million lower, largely due to asset writedowns recorded in the second quarter of 1994. Interest and debt discount expenses decreased $18 million to $117 million, principally reflecting lower effective interest rates. Taxes other than income taxes increased $584 million to $4,739 million due to higher U.S. sales volumes, currency translation effects and higher United Kingdom excise tax rates.

  Market fundamentals continue to be uncertain and volatile and are likely to remain so in the near term. Worldwide crude oil prices showed strength early in the quarter, but weakened in June. Refining margins have remained weak, and North American natural gas prices have been depressed. In addition, margins in Chemical, which have been very strong this year, are showing early signs of weakening from the current relatively high levels.

MOBIL                             - 9 -

FIRST SIX MONTHS 1995 COMPARED WITH FIRST SIX MONTHS 1994

  For the first six months of 1995, reported net income was $815 million, compared with $733 million for the same period of 1994 (excluding the effect of last year's $680 million charge for the change in accounting principle related to inventories). First half 1995 net income included special charges of $527 million, primarily for the realignment of worldwide staff support services and restructuring of marketing and refining operations in the U.S. and refining operations in Europe. Net special charges totaling $315 million for North American property writedowns and Chemical restructuring were included in the comparable period of 1994.

  Excluding special items and the accounting change, first half 1995 operating income of $1,342 million was up $294 million, or 28%, from the comparable period of 1994. This improvement was mainly due to higher Chemical income, up $306 million, reflecting better margins and operating performance. In petroleum operations, income was essentially flat, despite significantly weaker international refining margins and North American natural gas prices, partly offset by stronger worldwide crude oil prices. The net unfavorable impact of these industry fundamentals was wholly offset by benefits from business initiatives. In particular, expenses in worldwide Marketing and Refining and U.S. Exploration and Producing were lower, and worldwide lube income in Marketing and Refining was stronger.

  Six month 1995 revenues of $36,476 million were $5,143 million higher than revenues in the first half of 1994 because of higher worldwide chemical, crude oil and product prices, higher U.S. product sales volumes and currency translation effects. Crude oil, products and operating supplies and expenses increased by $3,667 million to $20,601 million due to increased crude and product-related costs and higher U.S. sales volumes. Exploration expenses decreased $16 million to $174 million reflecting reduced activity and a lower cost program, combined with reduced dry well expenses resulting from greater drilling success than in the prior year. Selling and general expenses rose $531 million to $3,124 million, primarily due to special charges for restructuring initiatives. Depreciation, depletion and amortization expenses were $165 million lower largely due to asset writedowns in the second quarter of 1994. Interest and debt discount expenses decreased $23 million to $232 million, principally reflecting lower effective interest rates. Taxes other than income taxes increased $1,016 million to $8,998 million due to higher U.S. sales volumes, currency translation effects and higher United Kingdom excise tax rates. Income tax expense increased $51 million over the prior year largely as a function of higher pre-tax income.

MOBIL                              - 10 -

Exploration and Producing
_________________________________________________________________________________

  Exploration and Producing         Second Quarter          First Six Months
    Selected Operating Data                    Incr./                    Incr./
                                              (Decr.)                   (Decr.)
                                 1994   1995  Vol.  %     1994   1995  Vol.    %
                                _____  _____  ___  __    _____  _____ ______  __
  Net Crude Oil and NGL                                |
    Production (TBD)   - U.S.     291    285   (6) (2) |   293    287     (6) (2)
                       - Intl.    549    522  (27) (5) |   558    517    (41) (7)
                                -----  -----  ---      | -----  -----  -----
      Total ..................    840    807  (33) (4) |   851    804    (47) (6)
                                =====  =====  ===      | =====  =====  =====
  Net Natural Gas                                      |
    Production (MMCFD) - U.S.   1,553  1,528  (25) (2) | 1,566  1,511    (55) (4)
                       - Intl.  2,885  2,954   69   2  | 3,196  3,247     51   2
                                -----  -----  ---      | -----  -----  -----
      Total ..................  4,438  4,482   44   1  | 4,762  4,758     (4)  -
                                =====  =====  ===      | =====  =====  =====
  Natural Gas Sales                                    |
    (MMCFD)            - U.S.   2,646  3,479  833  31  | 2,686  3,588    902  34
                       - Intl.  2,908  3,038  130   4  | 3,222  3,334    112   3
                                -----  -----  ---      | -----  -----  -----
      Total ..................  5,554  6,517  963  17  | 5,908  6,922  1,014  17
                                =====  =====  ===      | =====  =====  =====
_________________________________________________________________________________

SECOND QUARTER 1995 COMPARED WITH SECOND QUARTER 1994

  Exploration and Producing income of $298 million was $148 million higher than the second quarter of last year. The current quarter included $77 million of special charges; $55 million related to the restructuring of staff support services, and $22 million related to losses on U.S. asset sales. Last year's second quarter included $185 million of special charges resulting from the writedown of a producing property and the writeoff of certain non-producing properties, all in North America. Excluding special items, operating income of $375 million was $40 million higher than last year.

  In the U.S., operating income increased $30 million to $109 million, as higher crude oil prices and lower operating expenses more than offset significantly lower natural gas prices.

  International operating income was $266 million, up $10 million from the prior year. Higher crude oil and Indonesian LNG prices more than offset lower natural gas prices in Canada and the United Kingdom and lower liquids volumes. Crude oil production in Nigeria was lower due to a rupture in the export pipeline, which was repaired and placed back in operation by the end of July. New capacity to be streamed later this year will help mitigate this loss in production.

FIRST SIX MONTHS 1995 COMPARED WITH FIRST SIX MONTHS 1994

  Exploration and Producing income of $675 million was $190 million higher than last year. Excluding previously mentioned special items (1995 special charges of $77 million, 1994 special charges of $185 million), operating income of $752 million was up $82 million, or 12%, from 1994. Higher worldwide crude oil prices and lower expenses more than offset the impact of lower natural gas prices in North America.

MOBIL                            - 11 -

Marketing and Refining

________________________________________________________________________________

  Marketing and Refining             Second Quarter         First Six Months
   Selected Operating Data                       Incr./                  Incr./
                                                (Decr.)                 (Decr.)
                                  1994    1995  Vol.  %    1994   1995  Vol.  %
                                 _____   _____  ___  __   _____  _____  ___  __
  Petroleum Product
    Sales (TBD)         - U.S.   1,164   1,255   91   8 | 1,138  1,255  117  10
                        - Intl.  1,891   1,830  (61) (3)| 1,858  1,862    4   -
                                 -----   -----  ---     | -----  -----  ---
       Total ..................  3,055   3,085   30   1 | 2,996  3,117  121   4
                                 =====   =====  ===     | =====  =====  ===
                                                        |
  Refinery Runs (TBD)   - U.S.     876     884    8   1 |   851    894   43   5
                        - Intl.  1,246   1,224  (22) (2)| 1,201  1,234   33   3
                                 -----   -----  ---     | -----  -----  ---
       Total ..................  2,122   2,108  (14) (1)| 2,052  2,128   76   4
                                 =====   =====  ===     | =====  =====  ===
________________________________________________________________________________

SECOND QUARTER 1995 COMPARED WITH SECOND QUARTER 1994

  Marketing and Refining reported a net loss of $132 million for the second quarter of 1995 compared with net income of $189 million for the comparable period last year. Excluding current year special charges of $372 million which relate to previously mentioned restructuring initiatives, and excluding a special charge of $35 million for property writedowns in the prior year, Marketing and Refining operating income of $240 million was $16 million higher than the previous year.

  Operating income in the U.S. was $87 million, up $13 million, reflecting lower operating expenses, higher sales volumes, and increased lube income, as well as improved industry margins. These improvements were largely offset by higher costs this year associated with production of reformulated gasoline.

  International operating income was $153 million, up $3 million. Benefits from ongoing business initiatives, including expense savings in Europe, as well as the increased contribution from the Singapore refinery upgrade, offset weaker worldwide refining margins.

FIRST SIX MONTHS 1995 COMPARED WITH FIRST SIX MONTHS 1994

  Marketing and Refining income was $14 million, a reduction of $411 million from the comparable period last year. Excluding the previously noted special items (charges of $372 million in 1995 and $35 million last year), operating income of $386 million was $74 million lower than last year. Increased U.S. gasoline and distillate sales volumes, reduced operating expenses and lower refinery downtime were more than offset by weaker refining margins and higher costs this year associated with production of reformulated gasoline.

MOBIL                              - 12 -

Chemical

SECOND QUARTER AND FIRST SIX MONTH COMPARISONS OF 1995 WITH 1994

  Chemical income of $170 million in the second quarter of 1995 increased $246 million compared with the same period in the prior year. Excluding special charges for restructuring initiatives in both periods ($16 million in 1995 and $115 million in 1994), operating earnings were $186 million in the current year, an increase of $147 million over 1994. This improvement reflected better industry fundamentals in most chemical businesses, particularly polyethylene resin. Income also benefited from the Singapore petrochemical complex, and from business initiatives, notably in plastics fabricating and petrochemicals.

  In the first six months of 1995, Chemical income was $344 million compared with a loss of $61 million in the same period last year. Excluding the special charges referred to above, Chemical operating income of $360 million was $306 million higher than in the previous year. This improvement reflects the same factors which contributed to the higher operating income in the current quarter.

Corporate and Other

SECOND QUARTER AND FIRST SIX MONTH COMPARISONS OF 1995 WITH 1994

  Corporate and Other expense, excluding special items relating to restructuring initiatives, was $22 million in the second quarter of 1995, $9 million lower than in the prior year.

  For the first six months of 1995, Corporate and Other expense, excluding special items, was $18 million, an improvement of $26 million compared with the prior year, principally reflecting favorable real estate operations due to the sale of an office complex in Arlington, Virginia.

Net Financing Expense

SECOND QUARTER AND FIRST SIX MONTH COMPARISONS OF 1995 WITH 1994

  Net Financing Expense for the second quarter of 1995 was $73 million, $19 million higher than in the previous year, primarily reflecting higher financing costs.

  For the first six months of 1995, Net Financing Expense was $138 million, up $46 million from the previous year, for the same reason as noted for the current quarter.

Accounting Standards

  In March, 1995, Financial Accounting Standard (FAS) 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, was issued but adoption is not required until 1996. This new standard requires that assets be reported at fair value, if the related book values are deemed to be impaired. The financial reporting impact that will result from the adoption of FAS 121, currently being reviewed, is not known at this time.

MOBIL                              - 13 -

DISCUSSION OF FINANCIAL CONDITION

  At June 30, 1995, total current assets of $11,648 million were $467 million higher than at year-end 1994. The increases in accounts and notes receivable, inventories, prepaid expenses and deferred income tax asset balances partly reflect currency translation effects arising from the strengthening, relative to the U.S. dollar, of currencies in the international areas where Mobil conducts business. Other factors include the impact of higher petroleum products and petrochemical sales volumes and prices, partly offset by reduced third party crude oil trade sales volumes and timing of collection of receivables. Additionally, deferred income tax asset balances were higher due to increases in book reserves relating to restructuring initiatives.

  Investments and long-term receivables increased $527 million, primarily due to currency translation effects and continuing investment in Qatar LNG projects.

  Net properties, plants and equipment increased $245 million to $25,748 million. Capital expenditures and currency translation effects more than offset depreciation and asset sales and retirements.

  Total current liabilities of $14,066 million at June 30, 1995 increased $648 million from year-end 1994. This increase primarily reflects provision for restructuring initiatives, higher taxes payable associated with increased sales volumes and currency translation effects, partly offset by a seasonal decrease in product purchases and timing of certain payments at year-end 1994.

  Total debt of Mobil and its subsidiaries was $7,668 million at June 30, 1995, down $59 million from year-end 1994. The debt-to-capitalization ratio was 30% at June 30, 1995, compared with 31% at year-end 1994.

  Shareholders' equity rose $444 million during the first six months of 1995, primarily due to currency translation effects which were noted above. In addition, earnings retained in the business at June 30, 1995 increased $84 million reflecting net income of $815 million less dividends of $731 million.

  During the first six months of 1995, net cash generated from operating activities was $2,563 million, $137 million more than the cash requirements for investing activities and dividends. (Refer to table on page 3.)

MOBIL                             - 14 -

  Worldwide capital and exploration expenditures for the second quarter of 1995 were $960 million, an increase of $13 million from the comparable period last year. For the first six months of 1995, worldwide capital and exploration expenditures were $1,778 million, compared with $1,665 million for the year earlier period.

____________________________________________________________________________

CAPITAL AND EXPLORATION
  EXPENDITURES                          Second Quarter     First Six Months
 (In Millions)
                                          1994     1995       1994     1995
                                          ____     ____     ______   ______
 Petroleum Operations                                    |
   Exploration & Producing - U.S. ...     $141     $150  |  $  240   $  245
                           - Intl. ..      280      362  |     481      660
   Marketing & Refining    - U.S. ...      124      115  |     241      239
                           - Intl. ..      203      181  |     305      324
 Chemical ...........................       54       52  |     119       92
 Corporate & Other ..................       37       21  |      89       44
                                          ----     ----  |  ------   ------
     Total Capital Expenditures .....      839      881  |   1,475    1,604
                                                         |
 Exploration Expenses      - U.S. ...       25        8  |      37       26
                           - Intl. ..       83       71  |     153      148
                                          ----     ----  |  ------   ------
     Total Exploration Expenses .....      108       79  |     190      174
                                          ----     ----  |  ------   ------
       Total Capital and                                 |
         Exploration Expenditures ...     $947     $960  |  $1,665   $1,778
                                          ====     ====  |  ======   ======

____________________________________________________________________________

  Return on average shareholders' equity was 10.7% for the twelve month period ended June 30, 1995, compared with 10.4% for the calendar year 1994 (excluding the cumulative effect of the change in accounting principle). Return on average capital employed for the twelve month period ended June 30, 1995 was 8.6%, compared with 8.4% for the calendar year 1994 (excluding the cumulative effect of the change in accounting principle).

  Whenever external financing is needed, Mobil and its subsidiary companies have ready access to multiple capital markets, including significant bank credit lines.

  At June 30, 1995, Mobil had effective shelf registration statements on file with the SEC permitting the offer and sale of $1,815 million of debt securities. Shelf registrations allowing the issuance of U.S. $911 million of Euro-Medium-Term Notes and bonds having a principal amount of 30 billion Japanese yen are also in place.

  On August 7, 1995, Mobil Australia Finance Company issued Euro-Medium-Term Notes in the amount of 3 billion Japanese yen due November 9, 2000. Additionally, Mobil Australia Finance Company has agreed to issue, on August 22, 1995, Euro-Medium-Term Notes in the amount of 3 billion Japanese yen due November 20, 2000. Both issues are guaranteed by Mobil.

  At June 30, 1995, the Mobil Oil Corporation Employee Stock Ownership Plan Trust (ESOP Trust) had an effective shelf registration on file with the SEC permitting the offer and sale of $230 million of debt securities, guaranteed by Mobil. The proceeds of any debt securities issued by the ESOP Trust thereunder would be used to refund its existing indebtedness.

MOBIL                              - 15 -

CURRENT DEVELOPMENTS

Restructurings

  Mobil recorded a special charge in the second quarter of 1995 of $505 million after-tax to cover costs of employee separation and facility closings for the restructuring of staff support services, U.S. downstream businesses and European refining operations. Mobil expects these restructuring programs, when fully implemented by the end of 1996, to achieve significant annual pre-tax savings as compared with 1994, as follows: staff support services $750 million, U.S. downstream $300 million, European refining operations $80 million. Refer to note 3 in the Notes To Condensed Consolidated Financial Statements on page 4 for further details of these programs and related special charges.

Nigeria

  Mobil is the operator of an upstream joint venture with the state-owned Nigerian National Petroleum Corporation (NNPC). This joint venture produced about 385 thousand barrels of crude oil and condensate per day (TBD) during the second quarter of 1995 (Mobil share 154 TBD).

  Although there continues to be political uncertainty, to date there has been minimal impact upon Mobil's Nigerian operations; however, management continues to monitor the situation.

MOBIL                               - 16 -

SUMMARIZED FINANCIAL DATA


                           MOBIL OIL CORPORATION

  Summarized financial data for Mobil Oil Corporation, a wholly-owned subsidiary of Mobil Corporation, follow. Net obligations to Mobil
Corporation amounted to $1,737 million at December 31, 1994, and $998 million at June 30, 1995.

________________________________________________________________________

   (In millions)                                Dec. 31,     June 30,
                                                   1994         1995
                                                _______      _______
     Current assets ..........................  $12,942      $14,298
     Noncurrent assets .......................   25,006       25,727
     Current liabilities .....................  (12,398)     (13,286)
     Long-term debt ..........................   (6,639)      (6,561)
     Deferred credits and other liabilities ..   (4,899)      (5,202)
     Minority interests, primarily
       Mobil Corporation .....................   (1,165)      (1,212)
                                                -------      -------
     Net assets ..............................  $12,847      $13,764
                                                =======      =======

                                            For the Six Months Ended
                                                     June 30,
                                            _________________________
                                                   1994         1995
                                                _______      _______
     Gross revenues ..........................  $29,669      $34,700
     Income before taxes and change in
       accounting principle ..................  $   994      $ 1,108
     Income after taxes but before change in
       accounting principle ..................  $   366      $   494
     Cumulative effect of change in accounting
       principle (a)..........................     (680)           -
     Net income (loss) .......................  $  (314)     $   494



     (a) Reflects the adoption, effective January 1, 1994, of a change in the accounting method used to apply the lower of cost or market test for crude oil and product inventories.

________________________________________________________________________

MOBIL                           - 17 -

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

  A previously reported proceeding, brought September 23, 1993 by the Environmental Protection Agency ("EPA") under the Toxic Substance Control Act and seeking a penalty of $116,000, was settled by the payment of $60,798. The EPA had alleged that Mobil Oil Corporation violated applicable law and regulations concerning inspections of PCB transformers and record keeping, waste storage, handling and notification.

  The foregoing proceeding is not of material importance in relation to Mobil's accounts and is described in compliance with SEC rules requiring disclosure of such proceedings although not material.

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

MOBIL                             - 18 -

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

Item 2.  Changes in Securities.
  None.

Item 3.  Defaults Upon Senior Securities.
  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

  At the Annual Meeting of the Shareholders of Mobil Corporation on May 11, 1995, the following matters were voted upon:

  A management resolution relating to the approval of the 1995 Mobil incentive compensation and stock ownership plan was approved with 270,550,258 votes in favor, 68,396,741 votes against and 5,618,018 votes abstained.

  A shareholder resolution relating to limiting authority to issue preferred stock was defeated with 185,569,941 votes against, 121,220,618 votes in favor and 7,269,196 votes abstained.

  A shareholder resolution relating to limitations on the composition of the Board was defeated with 283,736,269 votes against, 22,989,671 votes in favor and 7,342,157 votes abstained.

  The text of the above proposals is incorporated by reference to Items 3, 4 and 5 of Mobil's definitive Proxy Statement dated March 20, 1995, filed with the SEC pursuant to Regulation 14A on March 20, 1995.

Item 5.  Other Information.
  None.

Item 6.  Exhibits and Reports on Form 8-K.

  Exhibits.

    The following exhibits are filed with this report:

         11.  Computation of Earnings Per Common Share
         12.  Computation of Ratio of Earnings to Fixed Charges
         27.  Financial Data Schedule

MOBIL                           - 19 -

Reports on Form 8-K.

    Mobil filed the following Form 8-K, Current Reports during and subsequent to the end of the second quarter:

       Date of 8-K                Description of 8-K

    April 24, 1995  Submitted a copy of the Mobil News Release dated April 24,
                    1995, reporting estimated earnings for the first quarter of 1995.

    May 1, 1995     Submitted a copy of the Mobil News Release dated May 1,
                    1995, announcing a major restructuring of the company's worldwide staff support services.

    June 1, 1995    Submitted a copy of the Mobil News Release dated May 31,
                    1995 announcing the major restructuring of the company's
                    European refining operations.

    July 6, 1995    Submitted a copy of the Mobil Corporation By-Laws, as
                    amended to June 14, 1995.

    July 24, 1995   Submitted a copy of the Mobil News Release dated July 24,
                    1995, reporting estimated earnings for the second quarter of 1995.









                                  SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT                   MOBIL CORPORATION


BY                           /S/ROBERT C. MUSSER
                             -----------------------------
NAME AND TITLE               Robert C. Musser, Controller;
                                   Principal Accounting Officer

DATE                         August 8, 1995


MOBIL                            - 20 -

                                EXHIBIT INDEX

EXHIBIT                                         SUBMISSION MEDIA
-------                                         ----------------

  11.  Computation of Earnings Per                Electronic
       Common Share

  12.  Computation of Ratio of Earnings           Electronic
       to Fixed Charges

  27.  Financial Data Schedule                    Electronic

MOBIL                                - 21 -