Form 10-Q
period 1995-09-30
MOBIL CORP
filed 1995-11-07
CIK 67182

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

             For the quarterly period ended September 30, 1995


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

  The number of shares outstanding of the registrant's common stock, all of which comprise a single class with a $2.00 par value, as of October 31, 1995, the latest practicable date, was 394,473,245.

_________________________________________________________________

                                  MOBIL CORPORATION

                                     Form 10-Q
                                  Quarterly Report
                                 September 30, 1995

                                  TABLE OF CONTENTS


  ________________________________________________________________

   PART I - FINANCIAL INFORMATION                             Page

    Item 1.  Condensed Consolidated Financial Statements
               Consolidated Statement of Income for the
                 Three and Nine Months Ended
                 September 30, 1994 and 1995 ..................  1
               Consolidated Balance Sheet at December 31,
                 1994 and September 30, 1995 ..................  2
               Consolidated Statement of Cash Flows for the
                 Nine Months Ended September 30, 1994 and 1995.  3
               Notes to Condensed Consolidated Financial
                 Statements ...................................  4

    Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition ..........  6

             Summarized Financial Data
               Mobil Oil Corporation .......................... 15

   PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings ................................ 16
    Item 2.  Changes in Securities ............................ 17
    Item 3.  Defaults Upon Senior Securities .................. 17
    Item 4.  Submission of Matters to a Vote of Security
               Holders ........................................ 17
    Item 5.  Other Information ................................ 17
    Item 6.  Exhibits and Reports on Form 8-K ................. 17

   SIGNATURE .................................................. 19

   EXHIBIT INDEX .............................................. 20

    Exhibit 11.  Computation of Earnings per Common Share ..... 21
    Exhibit 12.  Computation of Ratio of Earnings to Fixed
                   Charges .................................... 23

  ________________________________________________________________

                        PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                               MOBIL CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                    (In millions, except per-share amounts)
                                           For the Three Months | For the Nine Months
                                            Ended September 30, | Ended September 30,
                                           ____________________ | ___________________
                                                                |
                                                1994     1995   |     1994     1995
                                             _______  _______   |  _______  _______
Revenues                                                        |
  Sales and services (a) ................... $16,739  $18,267   |  $47,734  $54,369
  Income from equity investments, asset                         |
    sales, interest and other ..............     147      370   |      485      744
                                             -------  -------   |  -------  -------
                                                                |
    Total Revenues .........................  16,886   18,637   |   48,219   55,113
                                             -------  -------   |  -------  -------
Costs and Expenses                                              |
  Crude oil, products and operating                             |
    supplies and expenses ..................   9,137   10,172   |   26,071   30,773
  Exploration expenses .....................     152      102   |      342      276
  Selling and general expenses .............   1,355    1,274   |    3,948    4,398
  Depreciation, depletion and amortization .     673      688   |    2,375    2,225
  Interest and debt discount expense .......     101      119   |      356      351
  Taxes other than income taxes (a) ........   4,404    4,880   |   12,386   13,878
  Income taxes .............................     561      616   |    1,505    1,611
                                             -------  -------   |  -------  -------
    Total Costs and Expenses ...............  16,383   17,851   |   46,983   53,512
                                             -------  -------   |  -------  -------
                                                                |
Income Before Change in Accounting                              |
  Principle ................................     503      786   |    1,236    1,601
Cumulative Effect of Change in Accounting                       |
  Principle (c) ............................       -        -   |     (680)       -
                                             -------  -------   |  -------  -------
Net Income ................................. $   503  $   786   |  $   556  $ 1,601
                                             =======  =======   |  =======  =======
                                                                |
Income Per Common Share                                         |
  Income before change in accounting                            |
    principle (b) .......................... $  1.23  $  1.95   |  $  3.00  $  3.94
  Cumulative effect of change in accounting                     |
    principle (c) ..........................       -        -   |    (1.71)       -
                                             -------  -------   |  -------  -------
Net Income Per Common Share ................ $  1.23  $  1.95   |  $  1.29  $  3.94
                                             =======  =======   |  =======  =======
                                                                |
Dividends Per Common Share ................. $   .85  $  .925   |  $  2.55  $  2.70
                                             =======  =======   |  =======  =======
                                                                |
                                                                |
                                                                |
Notes:                                                          |
                                                                |
(a) Includes excise and state gasoline                          |
      taxes of ............................. $ 1,905  $ 2,202   |  $ 5,492  $ 6,248
                                                                |
(b) Based on income before change in                            |
      accounting principle less preferred                       |
      stock dividend requirements of ....... $    14  $    14   |  $    43  $    42
      divided by the weighted average                           |
      number of common shares outstanding                       |
      (000's) of ........................... 398,109  395,536   |  398,266  395,726

(c) Reflects adoption, effective January 1, 1994, of a change in the accounting method used to apply the lower of cost or market test for crude oil and product inventories.

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

MOBIL                                  - 1 -

                               MOBIL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (In millions)
                                                             Dec. 31,  Sept. 30,
                                     ASSETS                     1994       1995
                                                             _______    ________
Current Assets
  Cash and cash equivalents ................................ $   531    $   597
  Accounts and notes receivable ............................   6,535      6,630
  Inventories ..............................................   3,302      3,506
  Prepaid expenses and other current assets ................     618        711
  Deferred income taxes ....................................     195        280
                                                             -------    -------
    Total Current Assets ...................................  11,181     11,724

Investments and Long-Term Receivables ......................   3,802      4,062

Properties, Plants and Equipment ...........................  53,788     55,611
Less: Accumulated Depreciation, Depletion and Amortization .  28,285     29,692
                                                             -------    -------
Net Properties, Plants and Equipment .......................  25,503     25,919

Deferred Charges and Other Assets ..........................   1,056      1,146
                                                             -------    -------
    Total Assets ........................................... $41,542    $42,851
                                                             =======    =======

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term debt .......................................... $ 3,013    $ 2,994
  Accounts payable .........................................   4,968      4,843
  Accrued liabilities ......................................   2,659      2,960
  Income, excise, state gasoline and other taxes payable ...   2,531      2,772
  Deferred income taxes ....................................     247        129
                                                             -------    -------
    Total Current Liabilities ..............................  13,418     13,698

Long-Term Debt .............................................   4,714      4,793
Reserves for Employee Benefits .............................   1,520      1,588
Accrued Restoration, Removal and Environmental Costs .......   1,191      1,216
Deferred Credits and Other Noncurrent Obligations ..........     841        801
Deferred Income Taxes ......................................   2,639      2,887
Minority Interest in Subsidiary Companies ..................      73         95
                                                             -------    -------
    Total Liabilities ......................................  24,396     25,078
                                                             -------    -------
Shareholders' Equity
  Preferred stock (ESOP-related) -- shares issued and
    outstanding: 95,778 at December 31, 1994 and
    93,693 at September 30, 1995............................     745        728
  Unearned employee compensation (ESOP-related) ............    (472)      (428)
  Common stock -- $2.00 par value; shares authorized:
    600,000,000; shares issued: 442,336,317 at December 31,
    1994 and 443,525,037 at September 30, 1995..............     885        887
  Capital surplus ..........................................   1,325      1,379
  Earnings retained in the business ........................  16,859     17,349
  Cumulative foreign exchange translation adjustment .......    (123)       114
  Common stock held in treasury, at cost -- shares:
    46,349,300 at December 31, 1994 and 48,302,800 at
    September 30, 1995 .....................................  (2,073)    (2,256)
                                                             -------    -------
    Total Shareholders' Equity .............................  17,146     17,773
                                                             -------    -------
Total Liabilities and Shareholders' Equity ................. $41,542    $42,851
                                                             =======    =======

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

MOBIL                                  - 2 -

                               MOBIL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)
                                                            For the Nine Months
                                                            Ended September 30,
                                                           ___________________

                                                              1994        1995
                                                           _______     _______
Cash Flows from Operating Activities
  Net Income .........................................     $   556     $ 1,601
  Adjustments to reconcile to net cash from
    operating activities:
      Cumulative effect of change in accounting
        principle ....................................         680           -
      Depreciation, depletion and amortization .......       2,375       2,225
      Deferred income taxes ..........................        (212)        (41)
      Earnings less (greater) than dividends from
        equity affiliates ............................          28         (27)
      Exploration expenses (includes noncash
        charges:  1994-$28; 1995-$20) ................         342         276
      Gain on sales of properties, plants and
        equipment and other assets ...................         (80)        (34)
      Decrease in working capital items ..............         174           6
      Other, net .....................................         (32)          7
                                                           -------     -------
Net Cash from Operating Activities ...................       3,831       4,013
                                                           -------     -------
Cash Flows from Investing Activities
  Capital and exploration expenditures ...............      (2,666)     (2,897)
  Proceeds from sales of properties, plants and
    equipment and other assets .......................         212         266
  Payments attributable to investments and
    long-term receivables ............................        (102)        (76)
                                                           -------     -------
Net Cash Used in Investing Activities ................      (2,556)     (2,707)
                                                           -------     -------
Cash Flows from Financing Activities
  Cash dividends .....................................      (1,059)     (1,111)
  Proceeds from borrowings having original
    terms greater than three months ..................         863       1,493
  Repayments of borrowings having original
    terms greater than three months ..................      (1,788)     (1,248)
  Increase (decrease) in other borrowings ............         755        (201)
  Proceeds from issuance of common stock .............          38          56
  Purchase of common stock for treasury ..............        (124)       (183)
                                                           -------     -------
Net Cash Used in Financing Activities ................      (1,315)     (1,194)
                                                           -------     -------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents ...................................          52         (46)
                                                           -------     -------
Net Increase in Cash and Cash Equivalents ............          12          66
Cash and Cash Equivalents - Beginning of Period ......         827         531
                                                           -------     -------
Cash and Cash Equivalents - End of Period ............     $   839     $   597
                                                           =======     =======


_______________________________________________________________________________

 Memo item

 Net cash from operating activities ..................     $ 3,831     $ 4,013
 Net cash used in investing activities ...............      (2,556)     (2,707)
 Cash dividends ......................................      (1,059)     (1,111)
                                                           -------     -------
 Excess of cash from operating activities
   over investing activities and dividends ...........     $   216     $   195
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


     ______________________________________________________________________
      (In millions)                                    For the Nine Months
                                                       Ended September 30,
                                                      ____________________
                                                          1994      1995
                                                         _____     _____
       Changes in Working Capital Items
       (Increases)/decreases

       Accounts and notes receivable .................   $(387)    $ (85)
       Inventories ...................................    (302)     (174)
       Prepaid expenses and other current assets .....    (158)      (80)
       Accounts payable ..............................     371      (129)
       Accrued liabilities ...........................     291       283
       Income, excise, state gasoline and
         other taxes payable .........................     359       191
                                                         -----     -----
       Decrease in working capital items .............   $ 174     $   6
                                                         =====     =====
     ______________________________________________________________________



MOBIL                                  - 5 -


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS
 __________________________________________________________________________________
|                                                                                  |
|  REPORTED EARNINGS               Third Quarter          First Nine Months        |
|    (In millions)                 ______________ Incr./  _________________ Incr./ |
|                                    1994   1995 (Decr.)     1994    1995  (Decr.) |
|                                   _____  _____  _____    ______  ______  ______  |
| Petroleum Operations                                                             |
|   E&P - United States ........... $  92  $  46  $ (46) | $  105  $  185  $   80  |
|       - International ...........   192    256     64  |    664     792     128  |
|                                   -----  -----  -----  | ------  ------  ------  |
|   Total E&P .....................   284    302     18  |    769     977     208  |
|                                   -----  -----  -----  | ------  ------  ------  |
|   M&R - United States ...........    84    148     64  |    184     131     (53) |
|       - International ...........   150    200     50  |    475     231    (244) |
|                                   -----  -----  -----  | ------  ------  ------  |
|   Total M&R .....................   234    348    114  |    659     362    (297) |
|                                   -----  -----  -----  | ------  ------  ------  |
| Total Petroleum .................   518    650    132  |  1,428   1,339     (89) |
|                                                        |                         |
| Chemical ........................    60    179    119  |     (1)    523     524  |
| Corporate and Other (a) .........   (12)    34     46  |    (36)    (46)    (10) |
| Net Financing Expense ...........   (63)   (77)   (14) |   (155)   (215)    (60) |
|                                   -----  -----  -----  | ------  ------  ------  |
| Income Before Change in                                |                         |
|   Accounting Principle ..........   503    786    283  |  1,236   1,601     365  |
| Cumulative Effect of Change in                         |                         |
|   Accounting Principle (b).......     -      -      -  |   (680)      -     680  |
|                                   -----  -----  -----  | ------  ------  ------  |
| Net Income ...................... $ 503  $ 786  $ 283  | $  556  $1,601  $1,045  |
|                                   =====  =====  =====  | ======  ======  ======  |
|__________________________________________________________________________________|
|                                                                                  |
|  OPERATING EARNINGS              Third Quarter           First Nine Months       |
|    (Adjusted for Special Items)  ______________ Incr./   _________________ Incr./|
|       (In millions)                1994   1995 (Decr.)     1994    1995   (Decr.)|
|                                   _____  _____  _____    ______  ______  ______  |
| Petroleum Operations                                   |                         |
|   E&P - United States ........... $  92  $  46  $ (46) | $  248  $  237  $  (11) |
|       - International ...........   217    256     39  |    731     817      86  |
|                                   -----  -----  -----  | ------  ------  ------  |
|   Total E&P .....................   309    302     (7) |    979   1,054      75  |
|                                   -----  -----  -----  | ------  ------  ------  |
|   M&R - United States ...........    84    148     64  |    219     235      16  |
|       - International ...........   150    229     79  |    475     528      53  |
|                                   -----  -----  -----  | ------  ------  ------  |
|   Total M&R .....................   234    377    143  |    694     763      69  |
|                                   -----  -----  -----  | ------  ------  ------  |
| Total Petroleum .................   543    679    136  |  1,673   1,817     144  |
|                                                        |                         |
| Chemical ........................    60    179    119  |    114     539     425  |
| Corporate and Other (a) .........   (12)   (37)   (25) |    (56)    (55)      1  |
| Net Financing Expense ...........   (63)   (77)   (14) |   (155)   (215)    (60) |
|                                   -----  -----  -----  | ------  ------  ------  |
| Income Excluding Special Items                         |                         |
|   and Change in Accounting                             |                         |
|   Principle .....................   528    744    216  |  1,576   2,086     510  |
| Special Items (table on page 7) .   (25)    42     67  |   (340)   (485)   (145) |
|                                   -----  -----  -----  | ------  ------  ------  |
| Income Before Change in                                |                         |
|   Accounting Principle...........   503    786    283  |  1,236   1,601     365  |
| Cumulative Effect of Change in                         |                         |
|   Accounting Principle (b)........    -      -      -  |   (680)      -     680  |
|                                   -----  -----  -----  | ------  ------  ------  |
| Net Income .......................$ 503  $ 786  $ 283  | $  556  $1,601  $1,045  |
|                                   =====  =====  =====  | ======  ======  ======  |
|__________________________________________________________________________________|

 (a) Corporate and Other includes the results from Real Estate operations,
     Mining and Minerals, administrative expenses and other corporate items.
 (b) Reflects the impact of the change in the method of applying the lower of cost or market test for crude oil and product inventories, effective January 1, 1994.


MOBIL                             - 6 -

 __________________________________________________________________________________
   SPECIAL ITEMS                        Third Quarter      First Nine Months
     (In millions)                     ______________      ________________
                                         1994    1995        1994     1995
                                        _____   _____       _____    _____
                                                        |
  Restructuring Provisions ...........  $  (9)  $   -   |   $(104)   $(505)
  Asset Sales ........................      -       -   |       -      (22)
  Asset Writedowns ...................    (16)    (29)  |    (236)     (29)
  Litigation Settlement ..............      -      71   |       -       71
                                        -----   -----   |   -----    -----
                                                        |
    Total Special Items ..............  $ (25)  $  42   |   $(340)   $(485)
                                        =====   =====       =====    =====

__________________________________________________________________________________

__________________________________________________________________________________
  REVENUES BY SEGMENT                Third Quarter            First Nine Months
    (In millions)                                  Incr./                   Incr./
                                                  (Decr.)                  (Decr.)
                                     1994     1995    %        1994    1995    %
                                  _______  _______  ____    _______ _______  ____
 Exploration & Producing .......  $ 1,492  $ 1,693    13 |  $ 4,641 $ 5,268    14
 Marketing & Refining ..........   14,178   15,391     9 |   40,290  45,280    12
 Chemical ......................    1,120    1,349    20 |    2,949   4,163    41
 Corporate & Other .............       96      204   113 |      339     402    19
                                  _______  _______       |  _______ _______
   Total Revenues ..............  $16,886  $18,637    10 |  $48,219 $55,113    14
                                  =======  =======       |  ======= =======
__________________________________________________________________________________

CONSOLIDATED RESULTS OVERVIEW

THIRD QUARTER 1995 COMPARED WITH THIRD QUARTER 1994

  Consolidated third quarter reported net income was $786 million, an increase of $283 million, or 56%, from the $503 million reported for the third quarter of 1994. Reported earnings per common share for the third quarter of 1995 were $1.95, compared with $1.23 for the third quarter of 1994. The third quarter of 1995 included net special benefits of $42 million, the result of a favorable litigation settlement partly offset by a charge for writedown of certain marketing assets in Australia. Last year's third quarter included special charges of $25 million for asset rationalization and restructuring in International E&P. Excluding the special benefits and charges from both periods, third quarter 1995 operating income of $744 million increased $216 million, or 41%, from the comparable quarter last year.

  This quarter's strong improvement in operating income resulted from significantly higher income in both the downstream petroleum and chemical sectors. Despite somewhat weaker industry refining margins in most enclaves, income in both the U.S. and International Marketing and Refining increased substantially, reflecting a combination of excellent operating performance, lower expenses, and higher lube income. In the U.S., seasonally high gasoline demand in the third quarter, which favors our businesses, contributed to income. Chemical continued to benefit from improved petrochemical industry conditions, although there was some slippage as the quarter progressed. Chemical income reflected better operating performance, including lower costs following last year's restructuring. Exploration and Producing income held steady, as lower exploration expenses offset lower volumes and significantly lower natural gas prices in North America and the United Kingdom.

MOBIL                              - 7 -

  Throughout the company, Mobil is striving to increase shareholder value by getting more from existing assets and by making investments for growth. This quarter, controllable cash operating expenses were down more than $100 million pre-tax from last year's comparable quarter, reflecting the benefits of ongoing restructuring and cost reduction programs. This quarter does not include any significant benefits from the major restructuring programs announced last quarter. Mobil expects to begin seeing these benefits early in 1996.

  To provide for future growth, Mobil continues to take advantage of attractive opportunities. Announcements made since the beginning of the third quarter included (1) start of a development plan for the Zafiro complex offshore Equatorial Guinea; (2) new deep-water production from Garden Banks Block 388, and streaming of a new, deeper reservoir in the Eugene Island 240 field, both in the Gulf of Mexico; and (3) development of new paraxylene manufacturing technologies which will provide significant cost advantages, complementing capacity expansions and supporting a long-term objective of becoming the world s leading paraxylene marketer. In addition, to strengthen our competitive position, we continue to look closely at all of our assets. We are actively pursuing opportunities to restructure and acquire or divest assets, with the objective of maximizing our long term returns.

  Market fundamentals in both petroleum and chemicals continue to be uncertain and volatile and are likely to remain so in the near term. Therefore, to better cope with these industry conditions, Mobil continues to take steps to improve productivity, reduce costs, and invest for growth.

  Worldwide revenues in the third quarter of 1995 of $18,637 million were $1,751 million higher than revenues in the third quarter of 1994, reflecting higher worldwide chemical sales prices and higher U.S. petroleum sales volumes, slightly offset by the effects of lower worldwide crude oil and natural gas prices. Crude oil, products and operating supplies and expenses increased by $1,035 million to $10,172 million due to higher crude and product-related costs associated with higher worldwide sales volumes. Exploration expenses decreased $50 million, reflecting reduced activity and a lower cost program, combined with reduced dry well expenses resulting from greater drilling success than in the prior year. Selling and general expenses decreased $81 million to $1,274 million, primarily due to overall reduced expenditures partially offset by currency translation effects. Interest and debt discount expenses increased $18 million to $119 million, principally reflecting higher effective interest rates. Taxes other than income taxes increased $476 million to $4,880 million due to higher worldwide sales volumes, currency translation effects and higher United Kingdom excise tax rates. Income tax expense increased $55 million to $616 million, largely as a function of higher U.S. pre-tax income.


MOBIL                             - 8 -

FIRST NINE MONTHS 1995 COMPARED WITH FIRST NINE MONTHS 1994

  Reported net income for the first nine months of 1995 was $1,601 million, compared with $1,236 million for the same period of 1994 (excluding from last year the $680 million non-cash charge for the change in accounting principle related to inventories). Reported net income per common share for the first nine months of 1995 was $3.94 compared with $3.00 for the comparable period of 1994 (before the change in accounting principle). Year-to-date 1995 net income included net special charges of $485 million, primarily for the realignment of worldwide staff support services and restructuring of marketing and refining operations in the United States and Europe. Net special charges in the comparable period of 1994 were $340 million, primarily for North American property writedowns and Chemical restructuring. Excluding special items and the accounting change, operating income for the first nine months was $2,086 million, up $510 million, or 32%, from the comparable period of 1994.

  The $510 million increase in operating income reflected improvements in all three core business segments, especially in Chemical, where income has benefitted from significantly higher worldwide petrochemical margins, as well as from business initiatives. In Marketing and Refining, lower expenses, higher volumes, better refinery performance, and higher lube income more than offset significantly lower worldwide industry refining margins. In Exploration and Producing, higher worldwide crude oil prices and lower exploration expenses more than offset lower natural gas prices. In addition, production volumes were down about 50 thousand barrels per day oil equivalent (TBDOE), reflecting, in part, adverse weather conditions in the Gulf of Mexico and operational interruptions in Nigeria. Net Financing Expense increased as a result of higher average effective interest rates and the absence of certain favorable non-recurring items reported in last year's results.

  Nine month 1995 revenues of $55,113 million were $6,894 million higher than revenues in the same period of 1994 because of higher worldwide chemical sales volumes and prices, higher U.S. petroleum sales volumes, and currency translation effects. Crude oil, products and operating supplies and expenses increased by $4,702 million to $30,773 million due to increased crude and product-related costs and higher volumes to support increased sales, mainly in the U.S. Exploration expenses decreased $66 million to $276 million reflecting reduced activity and a lower cost program, combined with reduced dry well expenses resulting from greater drilling success than in the prior year. Selling and general expenses rose $450 million to $4,398 million, primarily due to special charges for restructuring initiatives. Depreciation, depletion and amortization expenses were $150 million lower largely due to asset writedowns in the second and third quarters of 1994 exceeding asset writedowns in 1995 which mainly relate to the closure of certain facilities in connection with various restructuring programs. Taxes other than income taxes increased $1,492 million to $13,878 million due to higher U.S. sales volumes, currency translation effects and higher United Kingdom excise tax rates. Income tax expense increased $106 million over the prior year largely as a function of higher U.S. pre-tax income.

MOBIL                             - 9 -

Exploration and Producing

_________________________________________________________________________________
  Exploration and Producing         Third Quarter           First Nine Months
    Selected Operating Data                    Incr./                    Incr./
                                              (Decr.)                   (Decr.)
                                 1994   1995  Vol.  %     1994   1995  Vol.    %
                                _____  _____  ___  __    _____  _____ ______  __
  Net Crude Oil and NGL                                |
    Production (TBD)   - U.S.     305    278  (27) (9) |   297    285    (12) (4)
                       - Intl.    534    533   (1)  -  |   550    523    (27) (5)
                                -----  -----  ---      | -----  -----  -----
      Total ..................    839    811  (28) (3) |   847    808    (39) (5)
                                =====  =====  ===      | =====  =====  =====
  Net Natural Gas                                      |
    Production (MMCFD) - U.S.   1,583  1,417 (166)(10) | 1,572  1,479    (93) (6)
                       - Intl.  2,721  2,677  (44) (2) | 3,036  3,055     19   1
                                -----  -----  ---      | -----  -----  -----
      Total ..................  4,304  4,094 (210) (5) | 4,608  4,534    (74) (2)
                                =====  =====  ===      | =====  =====  =====
  Natural Gas Sales                                    |
    (MMCFD)            - U.S.   2,735  3,412  677  25  | 2,702  3,529    827  31
                       - Intl.  2,542  2,838  296  12  | 2,993  3,167    174   6
                                -----  -----  ---      | -----  -----  -----
      Total ..................  5,277  6,250  973  18  | 5,695  6,696  1,001  18
                                =====  =====  ===      | =====  =====  =====
_________________________________________________________________________________

THIRD QUARTER 1995 COMPARED WITH THIRD QUARTER 1994

  Exploration and Producing reported net income of $302 million was $18 million higher than the third quarter of 1994. Last year's third quarter included special items of $25 million for property writedowns and restructuring. There were no special items in the current year third quarter. Excluding special items, operating income of $302 million was $7 million lower than last year.

  In the United States, 1995 third quarter operating income was $46 million, down $46 million. Significantly lower natural gas prices and lower volumes, in part due to weather disturbances in the Gulf of Mexico and natural field declines, were partly offset by lower exploration expense.

  International operating income for the third quarter of 1995 was $256 million, up $39 million from last year. Lower exploration expenses and higher natural gas sales were partially offset by lower natural gas prices in Canada and the United Kingdom and by lower crude oil prices.

FIRST NINE MONTHS 1995 COMPARED WITH FIRST NINE MONTHS 1994

  Exploration and Producing reported net income of $977 million was $208 million higher than last year. The first nine months of 1995 included special charges of $55 million for restructuring and $22 million for losses on U.S. asset sales. The comparable period in 1994 included special charges of $9 million for restructuring and $201 million for property writedowns. Excluding the special charges from both periods, operating income of $1,054 million was up $75 million (8%) from 1994. Higher worldwide crude oil prices and lower exploration expenses more than offset lower natural gas prices and lower production volumes. Volumes were down about 50 TBDOE, reflecting, in part, adverse weather conditions in the Gulf of Mexico and operational interruptions in Nigeria.

MOBIL                             - 10 -

Marketing and Refining

__________________________________________________________________________________
  Marketing and Refining             Third Quarter          First Nine Months
   Selected Operating Data                       Incr./                  Incr./
                                                (Decr.)                 (Decr.)
                                  1994    1995  Vol.  %    1994   1995  Vol.  %
                                 _____   _____  ___  __   _____  _____  ___  __
  Petroleum Product
    Sales (TBD)(a)      - U.S.   1,126   1,285  159  14 | 1,133  1,266  133  12
                        - Intl.  1,876   1,910   34   2 | 1,866  1,885   19   1
                                 -----   -----  ---     | -----  -----  ---
       Total ..................  3,002   3,195  193   6 | 2,999  3,151  152   5
                                 =====   =====  ===     | =====  =====  ===
                                                        |
  Refinery Runs (TBD)   - U.S.     852     902   50   6 |   852    897   45   5
                        - Intl.  1,272   1,225  (47) (4)| 1,227  1,231    4   -
                                 -----   -----  ---     | -----  -----  ---
       Total ..................  2,124   2,127    3   - | 2,079  2,128   49   2
                                 =====   =====  ===     | =====  =====  ===

  (a) includes supply/other sales
__________________________________________________________________________________

THIRD QUARTER 1995 COMPARED WITH THIRD QUARTER 1994

  Marketing and Refining reported net income of $348 million was $114 million higher than the third quarter of 1994. The current quarter included $29 million for property writedowns in Australia. There were no special items in the prior year third quarter. Excluding special items, operating income of $377 million for the third quarter of 1995 was $143 million higher than in the previous year.

    Operating income in the United States was $148 million, up $64 million, reflecting lower expenses driven by ongoing business initiatives, higher fuels sales volumes, and increased lube income. In addition, income was helped by strong operating performance, high refinery throughput, and record gasoline production.

  International operating income was $229 million, up $79 million from the third quarter of 1994. Income benefitted from ongoing business initiatives, primarily expense savings in Europe and Australia, and from the increased contribution from the Singapore refinery upgrade. These improvements more than offset generally weaker refining margins in most enclaves and lower marketing margins in Japan.

FIRST NINE MONTHS 1995 COMPARED WITH FIRST NINE MONTHS 1994

  Marketing and Refining reported net income was $362 million, $297 million lower than the comparable period last year. The first nine months of 1995 included special charges of $372 million for restructuring and $29 million for property writedowns. The comparable period in 1994 included special charges of $35 million for property writedowns. Excluding the special charges from both periods, operating income of $763 million was $69 million higher than last year. Lower expenses, higher volumes, better refinery performance, and higher lube income more than offset significantly lower worldwide industry refining margins.

MOBIL                                - 11 -

Chemical

THIRD QUARTER AND FIRST NINE MONTH COMPARISONS OF 1995 WITH 1994

  Chemical reported and operating net income of $179 million for the third quarter of 1995 was up $119 million from the third quarter of 1994, reflecting better worldwide margins on polyethylene resin, as well as paraxylene from the Singapore petrochemicals complex. Ongoing business initiatives and benefits from restructuring also contributed to the improvement.

  In the first nine months of 1995, Chemical net income was $523 million, compared with a loss of $1 million in the same period last year. Excluding the special charges for restructuring ($16 million in 1995 and $115 million in 1994), Chemical operating income of $539 million was $425 million higher than in the previous year. Operating income in 1995 benefitted from significantly higher worldwide petrochemical margins, as well as from business initiatives.

Corporate and Other

THIRD QUARTER AND FIRST NINE MONTH COMPARISONS OF 1995 WITH 1994

  Corporate and Other showed an improvement of $46 million in the third quarter of 1995 over the third quarter of the prior year. This year's third quarter net income of $34 million included a special benefit of $71 million in settlement of a patent infringement litigation. There were no special items in the third quarter of 1994. Excluding special items, Corporate and Other expense of $37 million for the third quarter of 1995 was $25 million higher than the third quarter of the prior year, mainly due to costs associated with the design and implementation of our worldwide staff support services organization.

  For the first nine months of 1995, Corporate and Other expense was $46 million compared to $36 million in the prior year. The first nine months of 1995 included special charges of $62 million for restructuring and the $71 million benefit from the litigation settlement noted above. The comparable period in 1994 included a reclassification adjustment to restructuring charges of $20 million. Excluding the special charges from both periods, Corporate and Other expense was essentially flat with the prior year.

Net Financing Expense

THIRD QUARTER AND FIRST NINE MONTH COMPARISONS OF 1995 WITH 1994

  Net Financing Expense of $77 million for the third quarter of 1995 was $14 million higher than the third quarter of the prior year, principally reflecting higher average effective interest rates.

  For the first nine months of 1995, Net Financing Expense was $215 million, up $60 million from the previous year, as a result of higher average effective interest rates and the absence of certain favorable nonrecurring items reported in last year's results.

MOBIL                                 - 12 -

Accounting Standards

  In March, 1995, Financial Accounting Standard (FAS) 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, was issued. Adoption of this standard is required in the first quarter of 1996, although earlier adoption is encouraged. The new standard requires assets that are deemed to be impaired be reported at fair value. Mobil is currently reviewing the impact of FAS 121 and plans to adopt the new standard in the fourth quarter. Adoption is likely to result in a writedown, a non-cash charge, which will not impact liquidity.

DISCUSSION OF FINANCIAL CONDITION

  At September 30, 1995, total current assets of $11,724 million were $543 million higher than at year-end 1994. Included in the increase were higher petroleum products and chemical inventories.

  Investments and long-term receivables increased $260 million, primarily due to currency translation effects and continuing investment in Qatar LNG projects.

  Net properties, plants and equipment increased $416 million to $25,919 million. Capital expenditures and currency translation effects more than offset depreciation, asset sales and retirements.

  Total current liabilities of $13,698 million at September 30, 1995 increased $280 million from year-end 1994. This increase primarily reflects provision for restructuring initiatives, currency translation effects, higher taxes payable associated with increased income and sales volumes, partly offset by a seasonal decrease in product purchases and timing of certain payments and accruals.

  Total debt of Mobil and its subsidiaries was $7,787 million at September 30, 1995, up $60 million from year-end 1994. The debt-to-capitalization ratio was 30% at September 30, 1995, compared with 31% at year-end 1994.

  Shareholders' equity rose $627 million during the first nine months of 1995, primarily due to an increase of $490 million in earnings retained in the business at September 30, 1995, reflecting net income of $1,601 million less dividends of $1,111 million.

  During the first nine months of 1995, net cash generated from operating activities was $4,013 million, $195 million more than the cash requirements for investing activities and dividends. (Refer to table on page 3.)

MOBIL                                 - 13 -

  Capital and Exploration Expenditures for the third quarter of 1995 were $1,119 million, an increase of $118 million from the comparable period last year. For the first nine months of 1995, worldwide capital and exploration expenditures were $2,897 million, compared with $2,666 million for the year-earlier period.

____________________________________________________________________________
CAPITAL AND EXPLORATION
  EXPENDITURES                          Third Quarter     First Nine Months
 (In millions)
                                          1994    1995       1994     1995
                                        ______  ______     ______   ______
 Petroleum Operations                                   |
   Exploration & Producing - U.S. ...   $  117  $  279  |  $  357   $  524
                           - Intl. ..      342     384  |     823    1,044
   Marketing & Refining    - U.S. ...      133      94  |     374      333
                           - Intl. ..      183     178  |     488      502
 Chemical ...........................       40      63  |     159      155
 Corporate & Other ..................       34      19  |     123       63
                                        ------  ------  |  ------   ------
     Total Capital Expenditures .....      849   1,017  |   2,324    2,621
                                                        |
 Exploration Expenses      - U.S. ...       40      27  |      77       53
                          - Intl. ..       112      75  |     265      223
                                        ------  ------  |  ------   ------
     Total Exploration Expenses .....      152     102  |     342      276
                                        ------  ------  |  ------   ------
       Total Capital and                                |
         Exploration Expenditures ...   $1,001  $1,119  |  $2,666   $2,897
                                        ======  ======  |  ======   ======

____________________________________________________________________________

  Return on average shareholders' equity was 12.2% for the twelve month period ended September 30, 1995, compared with 10.4% for the calendar year 1994 (excluding the cumulative effect of the change in accounting principle). Return on average capital employed for the twelve month period ended September 30, 1995 was 9.7%, compared with 8.4% for the calendar year 1994 (excluding the cumulative effect of the change in accounting principle).

  Whenever external financing is needed, Mobil and its subsidiary companies have ready access to multiple capital markets, including significant bank credit lines.

  At September 30, 1995, Mobil had effective shelf registration statements on file with the SEC permitting the offer and sale of $1,815 million of debt securities. Shelf registrations allowing the issuance of U.S. $811 million of Euro-Medium-Term Notes and bonds having a principal amount of 30 billion Japanese yen are also in place.

  At September 30, 1995, the Mobil Oil Corporation Employee Stock Ownership Plan Trust (ESOP Trust) had an effective shelf registration on file with the SEC permitting the offer and sale of $230 million of debt securities, guaranteed by Mobil. The proceeds of any debt securities issued by the ESOP Trust thereunder would be used to refinance its existing indebtedness.

MOBIL                             - 14 -

SUMMARIZED FINANCIAL DATA


                           MOBIL OIL CORPORATION

  Summarized financial data for Mobil Oil Corporation, a wholly-owned subsidiary of Mobil Corporation, follow. Net obligations to Mobil
Corporation amounted to $1,737 million at December 31, 1994, and $439 million at September 30, 1995.

________________________________________________________________________
   (In millions)                                Dec. 31,    Sept. 30,
                                                   1994         1995
                                                _______      _______
     Current assets ..........................  $12,942      $15,143
     Noncurrent assets .......................   25,006       25,594
     Current liabilities .....................  (12,398)     (13,091)
     Long-term debt ..........................   (6,639)      (6,970)
     Deferred credits and other liabilities ..   (4,899)      (5,225)
     Minority interests, primarily
       Mobil Corporation .....................   (1,165)      (1,252)
                                                -------      -------
     Net assets ..............................  $12,847      $14,199
                                                =======      =======


                                                For the Nine Months
                                                Ended September 30,
                                                ____________________
                                                   1994         1995
                                                _______      _______
     Gross revenues ..........................  $45,746      $52,502
     Income before taxes and change in
       accounting principle ..................  $ 1,723      $ 2,188
     Income after taxes but before change in
       accounting principle ..................  $   694      $ 1,115
     Cumulative effect of change in accounting
       principle (a)..........................     (680)           -
     Net income ..............................  $    14      $ 1,115



     (a) Reflects the adoption, effective January 1, 1994, of a change in the accounting method used to apply the lower of cost or market test for crude oil and product inventories.

________________________________________________________________________

MOBIL                             - 15 -

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

  On August 8, 1995, Mobil Oil Corporation received a notice from the EPA advising of potential violations, at its Chalmette, Louisiana refinery, of various Clean Air Act requirements and various requirements of the Emergency Preparedness Community Right to Know Act relating to the submission of forms. Although the notice did not indicate the amount of any penalty that may be sought, the potential monetary sanctions are likely to exceed $100,000.

  On September 28, 1995, the Department of Justice filed a civil action and a proposed Consent Order to settle such action in the U.S. District Court for the Eastern District of Texas alleging and proposing a settlement of EPA claims that Mobil Chemical Company's Beaumont, Texas plant committed hazardous waste violations of the Resource Conservation Recovery Act relating to an unpermitted sandblasting waste pile, asbestos and benzene violations of the Clean Air Act's National Emission Standards for Hazardous Air Pollutants and various violations of the Clean Water Act's National Pollutant Discharge Elimination System standards. The penalties sought in the civil action totaled $1.37 million; under the proposed Consent Order, these would be settled by the payment of $250,000. The proposed Consent Order is currently subject to comment by the public.

  The foregoing proceedings are not of material importance in relation to Mobil's accounts and are described in compliance with SEC rules requiring disclosure of such proceedings although not material.

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

MOBIL                              - 16 -

  Mobil has provided in its accounts for items and issues not yet resolved based on management's best judgement.

  Mobil announced on August 11, 1995 that it settled several issues with the United States Internal Revenue Service (IRS), most of which were involved in litigation in the United States Tax Court. Included among the settled issues is the so-called "Aramco Advantage" issue. The IRS had asserted that Mobil should have charged its affiliates higher prices than the prices mandated by Saudi Arabia for crude that Mobil bought from the Arabian American Oil Company during the 1979-1981 period. Mobil noted that the settlement will have no effect on earnings, as the federal tax on the agreed-to increase in taxable income was covered by excess foreign tax credits. The adjustment to pricing agreed to as a result of the negotiated settlement is substantially less than originally claimed by the IRS. Some adjustments will be made to income taxes in individual states within the United States, but will not impact earnings as reserves are adequate to cover any increase.

Item 2.  Changes in Securities.
  None.

Item 3.  Defaults Upon Senior Securities.
  None.

Item 4.  Submission of Matters to a Vote of Security Holders.
  None.

Item 5.  Other Information.

  Mobil announced October 2, 1995 that a definitive agreement had been signed for the sale of Mobil Chemical Company's Plastics Division, exclusive of Tucker Housewares, to Tenneco Inc. for $1,270 million. The sale, subject to regulatory approval, is expected to be completed in the fourth quarter of this year and will generate net income in excess of $500 million.

  Mobil announced November 2, 1995 that an agreement had been reached with the management of H. Muehlstein and Company, Inc. for an employee buyout of the wholly-owned subsidiary. The final sales price will be approximately $130 million, essentially the working capital invested in the business. The sale is expected to be completed by the end of the year, and will have no impact on income.

Item 6.  Exhibits and Reports on Form 8-K.

  Exhibits.

    The following exhibits are filed with this report:

         11.  Computation of Earnings Per Common Share
         12.  Computation of Ratio of Earnings to Fixed Charges
         27.  Financial Data Schedule


MOBIL                                - 17 -

  Reports on Form 8-K.

    Mobil filed the following Form 8-K, Current Reports during and subsequent to the end of the third quarter:

     Date of 8-K                Description of 8-K
    ____________       ________________________________________________________

    July 6, 1995       Submitted a copy of the Mobil Corporation By-Laws, as
                       amended to June 14, 1995.

    July 24, 1995      Submitted a copy of the Mobil News Release dated July 24,
                       1995, reporting estimated earnings for the second quarter of 1995.

    August 10, 1995    Submitted a copy of the Mobil News Release dated
                       August 10, 1995, announcing the settlement of several issues with the Internal Revenue Service.

    September 1, 1995  Submitted a copy of the Mobil News Release dated
                       September 1, 1995, announcing the settlement of a lawsuit brought against Amoco Chemical Company involving the infringement of Mobil patents.

    October 2, 1995    Submitted a copy of the Mobil News Release dated
                       October 2, 1995, announcing the sale of Mobil Chemical
                       Company's Plastics Division to Tenneco Inc.

    October 23, 1995   Submitted a copy of the Mobil News Release dated
                       October 23, 1995, reporting estimated earnings for the third quarter of 1995.


MOBIL                                 - 18 -

                                  SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT                   MOBIL CORPORATION


BY                           /S/ROBERT C. MUSSER
                             _____________________________
NAME AND TITLE               Robert C. Musser, Controller;
                             Principal Accounting Officer

DATE                         November 7, 1995




MOBIL                                 - 19 -

                                EXHIBIT INDEX

EXHIBIT                                         SUBMISSION MEDIA
-------                                         ----------------

  11.  Computation of Earnings Per                Electronic
       Common Share

  12.  Computation of Ratio of Earnings           Electronic
       to Fixed Charges

  27.  Financial Data Schedule                    Electronic



MOBIL                              - 20 -