Form 10-K
period 1995-12-31
MOBIL CORP
filed 1996-03-11
CIK 67182

1995


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549-1004

                                 FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                        ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended December 31, 1995

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

  The number of voting securities of the registrant outstanding on February 29, 1996, the latest practicable date, was (i) 394,566,673 shares of common stock, all of which comprise a single class with a $2.00 par value, and each being entitled to one vote and (ii) 91,941 shares of Series B ESOP Convertible Preferred Stock, $1.00 par value per share, and each being entitled to 100
votes for a total of 9,194,100 votes.   As of the same date, the aggregate
market value of voting stock held by non-affiliates of the registrant was $43,212,866,147, based on a closing price of $109.625 per share. The approximate number of common equity security holders as of the same date was 189,120.

  Parts I and II incorporate information by reference to the Annual Report to Shareholders for the year ended December 31, 1995. Part III contains information incorporated by reference to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995.

                            MOBIL CORPORATION
                                 Form 10-K
                             December 31, 1995
                             TABLE OF CONTENTS

                                                                Page(s)
                                                        ________________________
                                                          1995         1995
                                                         Annual       Annual
                                                       Report on    Report to
                                                       Form 10-K   Shareholders

                                         PART I

Item  1. Business ...................................         1                -
           (a) General ..............................         1                -
           (b) Environmental Matters ................         1            26,47
           (c) Segment and Geographic Information ...         2            34,35
           (d) Business Description and Properties ..         2         50,51,55
                 Petroleum Operations ...............         2                -
                   Upstream .........................         3                -
                   Downstream .......................        12                -
                 Chemical Operations ................        13                -
                 Other Operations ...................        14                -
Item  2. Properties .................................        16                -
Item  3. Legal Proceedings ..........................        16                -
Item  4. Submission of Matters to a Vote
           of Security Holders ......................        16                -

                                        PART II

Item  5. Market for Registrant's Common Stock
           and Related Stockholder Matters ..........        17               27
Item  6. Selected Financial Data ....................        17            56,57
Item  7. Management's Discussion and Analysis
           of Results of Operations and
           Financial Condition ......................        17      17-28,30,32
Item  8. Financial Statements and
           Supplementary Data .......................        17   27,29,31,33-53
Item  9. Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure .....................        17                -

                                       PART III

Item 10. Directors and Executive Officers
           of the Registrant ........................        17                -
Item 11. Executive Compensation .....................        17                -
Item 12. Security Ownership of Certain Beneficial
           Owners and Management ....................        17                -
Item 13. Certain Relationships and
           Related Transactions .....................        17                -

                                        PART IV

Item 14. Exhibits, Financial Statement Schedules
           and Reports on Form 8-K ..................        19                -
         Supplemental Financial Information .........        21                -
           Summarized Financial Data ................        21                -
           Financial Statement Schedule .............        22                -
         Signatures .................................        23                -
         Exhibit Index  .............................        24                -
         Exhibits ...................................        25                -


                                     PART I

Item 1. Business.

(a) General

  Mobil Corporation (Mobil) was incorporated in March, 1976 in the state of Delaware. Mobil's principal business, which is conducted primarily through wholly-owned subsidiaries, is in the petroleum industry. Mobil is also a manufacturer and marketer of petrochemicals, packaging films and specialty chemical products. Through its subsidiaries, Mobil had business interests in over 125 countries and employed approximately 50,400 people worldwide at December 31, 1995.

  Through its subsidiaries, Mobil operates a worldwide oil and gas exploration and producing business, a global marketing and refining complex, a network of pipelines and tankers linking these worldwide oil and gas businesses, a world-scale chemical business and a highly sophisticated research and engineering operation.

  A list of Mobil's most significant subsidiaries is contained on pages 27 through 29 of this Annual Report on Form 10-K. Summarized financial data for Mobil Oil Corporation is included on page 21 of this Annual Report on Form 10-
K. In this Report, except as otherwise indicated by the context, the term "Mobil" refers to the parent corporation and all of its subsidiaries and affiliates and their operating divisions collectively, and sometimes to one or more of them.

  Mobil makes no representations as to the future trend of its business and earnings, or as to future events and developments that could affect the oil industry in particular and that may affect other businesses in which Mobil is directly or indirectly engaged. These include such matters as the divestiture of certain operations, environmental quality control standards, oil imports, new discoveries of hydrocarbons and the demand for petroleum products. Furthermore, Mobil's business could be affected by future price changes or controls, material and labor costs, legislation, taxes, labor conditions, transportation regulations, tariffs, litigation, embargoes, foreign currency exchange restrictions and changes in foreign currency exchange rates. Mobil has direct and indirect investments and interests in many enterprises worldwide and makes no representation as to future developments which may have a profound effect on its business enterprises throughout the world. Mobil also recognizes that such enterprises are subject to political uncertainties in many of the countries in which it operates. Countries outside of the U.S. which currently are, and are expected to continue to be, significant contributors to Mobil's operating earnings are Australia, Indonesia, Japan, Nigeria, Norway, Saudi Arabia, Singapore and the United Kingdom (U.K.).

(b)  Environmental Matters

  The discussions of Environmental Matters on pages 26 and 47 of Mobil's 1995 Annual Report to Shareholders are incorporated herein by reference.

  Mobil and certain of its subsidiaries and affiliates are parties to numerous proceedings instituted by governmental authorities and others under provisions of applicable laws or regulations relating to the discharge of materials into the environment. Such environmental proceedings are further discussed herein on page 16 under Item 3. Legal Proceedings.

Mobil                                   - 1 -

(c)  Segment and Geographic Information

  Segment and Geographic information for 1993, 1994 and 1995 on pages 34 and 35 of Mobil's 1995 Annual Report to Shareholders is incorporated herein by reference.

(d)  Business Description and Properties

  In addition to the business description and properties contained herein, the following data included in Mobil's 1995 Annual Report to Shareholders are incorporated herein by reference:
                                                      1995 Annual
                                                       Report to
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

   PETROLEUM OPERATIONS

  Mobil is one of the largest oil companies in the world, with petroleum product sales of 3.2 million barrels a day. In 1995 Mobil produced the oil equivalent of 1.6 million barrels daily of crude oil, natural gas liquids and natural gas and had refinery runs of 2.1 million barrels per day. Petroleum net sales in 1995 were $58,121 million, up 12% from 1993 and about 9% from 1994.

Petroleum Product Sales (a)                         1993       1994       1995
  (Millions of dollars)

  Automotive gasoline ........................   $19,070    $19,888    $21,697
  Distillate and jet fuels ...................    13,563     13,671     14,710
  Other refined petroleum products ...........     6,104      6,501      7,318
                                                 -------    -------    -------
  Total refined petroleum products ...........    38,737     40,060     43,725
  Crude oil ..................................     7,287      7,593      8,268
  Natural gas ................................     5,086      5,072      5,282
  Other products .............................       626        686        846
                                                 -------    -------    -------
  Net Sales of Petroleum .....................   $51,736    $53,411    $58,121
                                                 =======    =======    =======
  (a) Excludes excise and state gasoline
        taxes of .............................   $ 6,898    $ 7,762    $ 8,646

  Prices for crude oil have experienced dramatic fluctuations during the past several years, making it difficult to forecast future trends in prices or margins in Petroleum Operations. During 1995 the worldwide average price of crude oil increased nearly $1.50 per barrel primarily reflecting higher demand in the Asia-Pacific region and supply disruptions caused by hurricanes in the Gulf of Mexico.

  Mobil's Petroleum Operations are divided into two primary business activities -- Upstream, which refers to exploration and producing; and Downstream, which refers to marketing, refining, supply and transportation.

Mobil                               - 2 -

                    PETROLEUM OPERATIONS -- UPSTREAM

Exploration and Producing

  Significant developments in 1995 in Mobil's exploration and producing operations included the following:

Worldwide
  In 1995, Mobil conducted exploration and producing activities in 35 countries. Net production of liquids (crude oil and natural gas liquids) averaged 810 thousand barrels a day (TBD) in 1995, a decrease of 44 TBD, from 854 TBD in 1994. Net natural gas production of 4,554 million cubic feet a day (MMCFD) in 1995 was 116 MMCFD lower than 1994. Combined production in the United States was down 7% compared with 1994. International total production was down 2%, primarily due to operational interruptions in Nigeria, natural declines in Canada and expiration of short-term sales contracts in Indonesia, somewhat offset by full year production from new fields in the United Kingdom and Germany. Worldwide natural gas sales in 1995 were 6,626 MMCFD, up 689 MMCFD from the preceding year, as the gas marketing business expanded in the U.S. and Europe. Proved liquids and natural gas reserve additions replaced 106% of 1995 production on a barrel of oil equivalent (BOE) basis, excluding purchases and sales. The following table summarizes net production of crude oil and natural gas liquids (NGL) and of natural gas for 1993 through 1995.


                                    Crude Oil & NGL(TBD)   Natural Gas(MMCFD)
Net Production                         1993  1994  1995    1993   1994   1995

Fully consolidated companies
  United States ....................    305   300   282   1,529  1,568  1,439
  Europe ...........................    161   173   173     887    948  1,098
  Asia-Pacific .....................     90   100    97   1,658  1,664  1,554
  Other Areas ......................    228   234   213     492    461    432
                                        ---   ---   ---   -----  -----  -----
    Total Consolidated .............    784   807   765   4,566  4,641  4,523
                                        ---   ---   ---   -----  -----  -----
Mobil's share of production of
  equity companies .................     54    47    45      44     29     31
                                        ---   ---   ---   -----  -----  -----
Total Production ...................    838   854   810   4,610  4,670  4,554
                                        ===   ===   ===   =====  =====  =====

  This table presents Mobil's net production from properties in which it has a working or royalty interest and its share of production of investees accounted for on the equity method. Net production excludes royalties and quantities due others when produced, whether taken in kind or settled in cash.


United States
  In the United States, Mobil produced 1,439 MMCFD of natural gas and 282 TBD of liquids, or a total of 538 TBDOE during 1995. When compared with 1994, total production decreased 7% due to natural decline of maturing fields, asset divestment, and operational disruptions including shut-in production associated with a number of hurricanes in the Gulf of Mexico.

  Mobil has narrowed its exploration focus in the U.S., concentrating resources on high-potential Gulf of Mexico, outer continental shelf and deep water opportunities. Mobil is also using advanced technologies to find and develop low-cost reserves around existing infrastructures. To support these

Mobil                                 - 3 -
efforts and ensure continued growth, Mobil has consolidated both exploitation and exploration activities within a single new business opportunities team.
In 1995, the team's efforts resulted in proved reserve additions replacing 65% of Mobil's U.S. production, excluding purchases and sales. This represents Mobil's highest replacement rate in the U.S. since 1990.

  Subsequent to year-end, Mobil announced that a non-binding letter of intent had been signed with PanEnergy Corporation to negotiate the sale of Mobil's natural gas gathering and processing assets (seven operated natural gas plants and about 2,600 miles of pipeline) for approximately $300 million. The sale would also include Mobil's equity interest in 17 additional gas-gathering and processing operations which are operated by others in Texas, Utah, Louisiana and Oklahoma.

  In a separate but related move, Mobil Natural Gas Inc. and PanEnergy's marketing unit are negotiating the formation of an energy marketing joint venture which would represent the third largest gas marketing operation in North America, with sales of more than 7 BCFD. Mobil would own 40%, with PanEnergy controlling the remaining 60%.

Europe
  1995 was a year of continued development and production growth in Europe. Mobil's United Kingdom production reached a record 75 TBD of liquids and 577 MMCFD of natural gas for a cumulative total of 178 TBD oil equivalent, up 16% from the previous year. Liquids production increased 7% from productivity improvements in the Beryl, Scott and Hudson fields; gas production increased 23%, reflecting the first full year of production from the Excalibur field and the startup of four new fields (Gawain, Galahad, Ganymede and Dawn) brought on stream in the Southern Gas Basin.

  Full year contributions from these new fields, together with commencement of production from Nevis South, Mordred and Katrine fields, are expected to increase 1996 production to over 185 TBD of oil equivalent.

  Mobil was a successful participant in the U.K. government's 16th offshore licensing round and received four new licenses, including one in the West of Shetlands province. Within this promising area, Mobil is also progressing plans to drill its first wildcat well in 1997 on previously awarded acreage.

  In Norway, Mobil produced 91 TBD of liquids and 51 MMCFD of gas during 1995, primarily from two of Europe's largest fields, Statfjord and Oseberg. To maximize the value of these key areas, new fields are being tied into the existing infrastructure. Two satellites are on stream in the Statfjord area, and development will begin in 1996 on two Oseberg satellites, Oseberg East and Oseberg South, scheduled for production start up in 1998 and 1999, respectively.

  To help replace declining production from existing assets, Mobil acquired a 20% interest in the Njord field, and increased its share in the unitized development on Haltenbanken. The Njord field development was approved in 1995 and development is now under way with pre-drilling scheduled to begin by mid-1996. Production start up is planned for late 1997 with Mobil's share at peak rate expected to be 13 TBD.

Mobil                                - 4 -

  With a good position in the Aasgard unit, and a recent exploration discovery on a license south of Aasgard, the Haltenbanken area will become Mobil's next core area in Norway. The development of the Aasgard project is expected to yield liquids production starting in 1998, and gas sales two years later. Mobil's share of peak production will be 17 TBD and 85 MMCFD.

  In early 1996, Mobil was awarded five licenses in the 15th Norwegian licensing round, including its three top-ranked bids. These awards will allow Mobil to continue exploring and to build on core production within the Norwegian sector of the North Sea.

  Germany's reserve replacement for gas was 135%, the result of a very successful drilling program, including contributions from Mobil's first horizontal well in Europe (Soehlingen Z-10) and a new gas field, Alvern.

  Also in 1995, Mobil started natural gas deliveries to the former East Germany, with an initial sales rate of 50 MMCFD, and finalized a new 500 BCF gas import contract with Norway.

Asia-Pacific
  In Indonesia, the Arun field, located in northern Sumatra, supplies virtually all Mobil's Indonesian production. In 1995, production volumes averaged 1,542 MMCFD of natural gas, 41 TBD of condensate and 36 TBD of liquefied petroleum gas (LPG). Booster compression facilities, needed to maintain Arun's high gas deliverability rates, were completed and placed in operation during 1995.

  Other gas fields in North Sumatra are being developed to supplement Arun production that will begin to decline. Development of the onshore South Lhok Sukon A and D fields began in 1995 with first production scheduled for 1998. The NSO "A" offshore field is planned for development beginning in 1996 with production start up in 1999.

 Mobil also has a 68.6% interest in the Madura Block offshore East Java. Development of the Madura BD field will begin in 1996 to provide fuel for an electric power generation plant.

  P.T. Stanvac Indonesia, which was owned 50% each by Mobil and Exxon, has been sold to an Indonesian company, Medco Energy. The sale was finalized in December, 1995.

Other
  In Canada, the Hibernia development project continued to progress in 1995 with construction of the production platform components at the main construction site located at Bull Arm, 90 miles northwest of St. John's, Newfoundland. The eventual site of the platform will be in 260 feet of water at the Hibernia field some 195 miles offshore southeast of St. John's.

  Production from this 615 million-barrel oil field will begin in late 1997 and should reach its peak production of approximately 135 TBD (Mobil's share, 45 TBD) before the year 2000. The crude will be transported to market by specially built, state-of-the-art, double hulled shuttle tankers. Mobil's share in the Hibernia project is 33.1%.

Mobil                              - 5 -

  The Sable area, 130 miles off the east coast of Nova Scotia, has commercial
potential for gas production.   The group of producers (Mobil and Shell
together hold about 70% of the interest) hope to tap into approximately three trillion cubic feet of natural gas believed recoverable from six fields on the Scotian Shelf. Mobil's interest in this area is roughly 40%. An additional consortium, which includes Mobil and Shell, is studying the transportation system which must be built to transport this gas to the Maritimes and northeastern U. S. markets.

  This project is expected to produce about 400 MMCFD of natural gas and 10 TBD of condensate through the staged development of the six fields.
Facilities will require the construction and installation of seven offshore platforms, drilling of about 30 wells, laying about 250 miles of pipeline and construction of an onshore gas processing plant. If current plans move ahead, production from Sable could commence around the turn of the century.

  In Nigeria, 1995 average equity production was 157 TBD, somewhat lower than the 1994 level of 175 TBD due to temporary operational disruptions experienced during the year. Despite this, there was an overall increase in field producibility due to development projects associated with reservoir management and workovers. Ubit field producibility, among others, increased from 18 TBD (Mobil share) in 1994 to a record 32 TBD in 1995 as a result of technology applications, including horizontal drilling, major facilities upgrades and debottlenecking field processing.

  The Inanga field development was fast-tracked in 1995 by leveraging existing infrastructure. The field came on stream in late December within a year of discovery. A peak producing rate of 20 TBD (Mobil's share, 8 TBD) is expected in 1996 when the field is fully developed.

  Proved reserves in Nigeria have grown by 50% over the past six years as a result of exploration, 3-D seismic and reservoir management efforts. Mobil replaced over 300% of its 1995 production, the highest replacement ratio for any country where Mobil has production. Mobil's cost of finding and development is among the lowest in Nigeria, inasmuch as existing infrastructure continues to be optimized in progressing new development opportunities.

  The Oso natural gas liquids project moved a step closer in 1995 with approval to proceed by the joint venture partners. The engineering, procurement and construction contract was awarded in early 1995, and construction is now progressing. Oso NGL is expected to stream in 1998, with peak production of 51 TBD (Mobil's share, 26 TBD) being reached by year 2000.

  Despite recent political problems in the country, our operations have continued without any adverse impact.

  In Qatar, Mobil participates in two liquefied natural gas (LNG) projects in partnership with the Qatar General Petroleum Corporation. Mobil's first LNG venture in Qatar, the Qatargas project (Mobil share 10%), expects to start producing gas and condensate in late 1996. Initial gas production will be used to commission the LNG facilities, while condensate production will be sold. Qatargas expects to deliver its first cargo to Chubu Electric Power Company of Japan in early 1997.

Mobil                               - 6 -

  Mobil's second LNG project in Qatar, Ras Laffan LNG Co. Ltd. (Mobil share, 30%), signed an agreement to supply Korea Gas Corporation with 2.4 million metric tons of LNG annually for 25 years beginning in 1999. As a result of the sales commitment, Mobil added 230 MMBOE of proved reserves, more than doubling its proved reserves in Qatar.

New Business Development (NBD)
  Mobil has been very active to capitalize on anticipated growth in regions such as South America and Africa, as governments begin to allow participation by foreign companies in upstream projects.

 - Venezuela: In the Venezuelan Exploration Round in January 1996, Mobil and partners were successful bidders on the first block awarded, the 445,000-acre La Ceiba block located on the eastern shore of Lake Maracaibo in western Venezuela. Mobil will have a 50% interest in the La Ceiba block. A seismic program is scheduled to begin in 1996. During 1995, in conjunction with Lagoven, an affiliate of Petroleos de Venezuela, Mobil progressed negotiations for a heavy oil project.

 - Peru: Mobil joined in negotiations for development of the large Camisea gas/condensate discovery, as well as for adjacent exploration acreage. Negotiations for additional exploration acreage in the Peruvian portion of the Madre de Dios basin of southern Peru are ongoing.

 - Equatorial Guinea: Mobil and partner, United Meridian, discovered oil in the Zafiro prospect on the 547,000-acre B Block concession. The block is located offshore in the Gulf of Guinea in close proximity to Mobil production in Nigeria. Mobil, with a 75% interest, assumed operatorship of the concession at the beginning of 1995 and made the discovery shortly thereafter. Subsequent to the discovery, Mobil drilled three successful appraisal wells on the Zafiro structure.

    The Zafiro complex has been declared commercial. The fast-track development plan will consist of a floating production, storage and offloading vessel (FPSO) connected via flexible risers to subsea wells. The four existing wells will be completed as producing wells, and four more wells will be drilled in 1996. Production by year-end 1996 is projected to be at 40 TBD (Mobil Share, 30 TBD). The FPSO has been designed with the flexibility to process up to 80 TBD of crude.

 - Angola: Mobil acquired a 21% interest in offshore Block 1 and participated in two wildcat wells during 1995. While the first well was unsuccessful, the second encountered significant signs of oil and gas. A 3-D seismic survey was acquired in late 1995 and evaluation of the area is ongoing. Mobil expects to drill a third wildcat well in 1996.

    Toward the end of 1995, Mobil and Sinangol, the national oil company, reached agreement on a production sharing contract for the deep water Block 20 in which Mobil holds a 50% interest and will operate. Mobil is acquiring new seismic data and expects to drill the first wildcat well of a two-well commitment in mid-1996.

 - Algeria: Mobil's first wildcat well drilled on the 3.2 million-acre Touggourt concession tested 1 TBD per day of light crude. Evaluation of additional seismic data and another wildcat well are currently scheduled for 1996.

Mobil                                  - 7 -

 - Egypt: Production sharing contracts were negotiated on three new Western Desert concessions: East Bahariya, Marakia and Northeast Abu El Ghadariq. Government approval of the production sharing contracts is expected in early 1996. Future plans call for gathering new seismic data on all three concessions and wildcat wells on two of the concessions by year-end 1996. Mobil will hold non-operated interests of 50% in East Bahariya; 33-1/3% in Marakia; and 24% in Northeast Abu El Ghadariq.

 - Kazakstan: Mobil is the only U.S.-based member of an international consortium selected to carry out extensive exploration of a 25 million-acre area in the environmentally sensitive northern Caspian Sea. The geophysical study is ongoing and expected to last through mid-1996, after which selection of blocks by each member company is scheduled to begin.

    In April 1995, Mobil signed a joint venture agreement and exploration and development contract with the government of Kazakstan to explore for oil and gas on the 4 million-acre Tulpar block. This block is located near the large Karachagnak and Orenburg fields in northwestern Kazakstan.

 - Azerbaijan: Mobil initiated and completed a Work Study Agreement with the State Oil Company of the Azerbaijan Republic (SOCAR) which provided improved technical data covering prospective areas of the south Caspian offshore area.

Reserves

  Mobil is required to report reserve estimates to the U.S. Department of Energy. During 1995 Mobil filed proved reserve estimates covering the year 1994 under forms EIA-23, Annual Survey of Domestic Oil and Gas Reserves, and EIA-28, Financial Reporting System. Such estimates were consistent with reserve data filed with the Securities and Exchange Commission (S.E.C.).



Wells in Process of Being Drilled                                Total
  at December 31, 1995                                      Gross    Net



  United States .........................................      24     17
  International .........................................      42     20
                                                               --     --
  Worldwide .............................................      66     37
                                                               ==     ==






Improved Recovery Projects            Being Installed       In Operation
  at December 31, 1995                 Gross    Net         Gross    Net



  United States ....................       1      1           250     98
  International ....................       1      -            83     39
                                           -      -           ---    ---
  Worldwide ........................       2      1           333    137
                                           =      =           ===    ===



Mobil                                 - 8 -

                             ------- International --------
Productive Wells at                   Asia-   Other          World-   Mult.
  December 31, 1995    U.S.  Europe  Pacific  Areas   Total   wide   Compl.(a)


Oil: Gross .......   19,801   1,106       9   2,352   3,467  23,268    753
     Net .........    7,221     344       3   1,337   1,684   8,905    291

Gas: Gross .......    4,723     485      79   1,156   1,720   6,443    770
     Net .........    2,959     140      79     272     491   3,450    411


(a) Multiple completions included in geographic totals.





Net Exploratory and              ------- International --------
  Development Wells                            Asia-   Other         World-
  Drilled                      U.S.   Europe  Pacific  Areas   Total  wide


  1993
  Exploratory wells
    Productive .............     23         5        1       7      13     36
    Dry ....................     14         4        2       9      15     29
  Development wells
    Productive .............    313         8        7      28      43    356
    Dry ....................     15         -        -       1       1     16

  1994
  Exploratory wells
    Productive .............     42         2        -      17      19     61
    Dry ....................     19         7        5      23      35     54
  Development wells
    Productive .............    393        14        2      17      33    426
    Dry ....................     14         -        -       1       1     15

  1995
  Exploratory wells
    Productive .............     41         -        -      25      25     66
    Dry ....................     18         7        3      17      27     45
  Development wells
    Productive .............    476        14        1      62      77    553
    Dry ....................     15         -        1       1       2     17






Oil and Gas Acreage
  at December 31, 1995               Undeveloped Acreage   Developed Acreage
   (Thousands of acres)                Gross       Net      Gross       Net


  United States ..................     4,191     2,482      4,580     2,845

  Europe .........................    17,370     8,563      1,473       560
  Asia-Pacific ...................    33,565    19,310        102        51
  Other ..........................    44,985    22,910      2,708     1,329
                                     -------    ------     ------     -----
    Total International ..........    95,920    50,783      4,283     1,940
                                     -------    ------     ------     -----
  Worldwide ......................   100,111    53,265      8,863     4,785
                                     =======    ======     ======     =====



Mobil                                  - 9 -

Average Sales Price/Transfer Value


  The following table shows Mobil's average sales price/transfer value (transfer values are essentially equal to third-party sales prices) and average production costs in oil and gas producing activities in 1993, 1994 and 1995. In calculating the "dollar per barrel" data, the divisor used is net production. Natural gas volumes have been converted to oil equivalent barrels on a BTU (British Thermal Unit) basis, with 5,626 cubic feet of gas per barrel. Mobil's share of equity companies represents Mobil's share of results of operations for producing activities of investees accounted for on the equity method. The geographic segment "Other Areas", in this table, includes principally Canada and Nigeria.


UNITED STATES                                           1993     1994     1995

Revenues
  Crude oil (per barrel) ............................  $13.54   $12.91   $14.52
  NGL (per barrel) ..................................  $11.25   $10.37   $ 9.94
  Natural gas (per thousand cubic feet) .............  $ 2.22   $ 1.90   $ 1.58
Average dollars per barrel of oil equivalent
  Revenues ..........................................  $11.76   $10.51   $10.23
  Production (lifting) costs ........................   (4.64)   (4.48)   (5.00)
  Exploration expenses ..............................   ( .31)   ( .54)   ( .37)
  Depreciation, depletion and amortization ..........   (4.01)   (4.49)   (5.92)
  Other operating revenues/(expenses) ...............   ( .20)   ( .15)     .16
  Income tax expense ................................   ( .87)   ( .26)     .35
                                                       ------   ------   -------
Results of operations for producing activities ......  $ 1.73   $  .59   $( .55)
                                                       ======   ======   =======
Above results include the following special items:
  Asset sales and write-downs .......................   ( .06)   ( .86)   ( .11)
  Environmental provision ...........................   ( .02)       -        -
  Restructuring provisions ..........................   ( .05)       -    ( .26)
  Tax rate change ...................................   ( .11)       -        -
  Inventory adjustment ..............................   ( .09)       -        -
  Asset impairment (FAS 121) ........................       -        -    (1.87)


EUROPE                                                  1993     1994     1995

Revenues
  Crude oil (per barrel) ............................  $17.42   $16.21   $17.47
  NGL (per barrel) ..................................  $14.55   $11.69   $14.32
  Natural gas (per thousand cubic feet) .............  $ 2.87   $ 2.70   $ 2.70
Average dollars per barrel of oil equivalent
  Revenues ..........................................  $16.70   $15.58   $16.16
  Production (lifting) costs ........................   (5.85)   (5.30)   (5.35)
  Exploration expenses ..............................   (1.65)   (1.16)   ( .95)
  Depreciation, depletion and amortization ..........   (3.18)   (3.43)   (3.47)
  Other operating revenues/(expenses) ...............     .52      .53      .92
  Income tax expense ................................   (3.18)   (3.68)   (4.10)
                                                       ------   ------   ------
Results of operations for producing activities ......  $ 3.36   $ 2.54   $ 3.21
                                                       ======   ======   ======
Mobil's share of equity companies ...................  $  .92   $ 1.99   $ 2.84
                                                       ======   ======   ======
Total ...............................................  $ 3.34   $ 2.53   $ 3.20
                                                       ======   ======   ======
Above results include the following special items:
  Asset sales and write-downs ......................        -    ( .13)     .04
  Restructuring provisions ..........................       -    ( .07)   ( .19)
  Tax related items .................................     .77        -      .19
  Asset impairment (FAS 121) ........................       -        -    ( .10)


Mobil                                - 10 -

ASIA-PACIFIC                                            1993     1994     1995

Revenues
  Crude oil (per barrel) ............................  $14.03   $14.93   $15.09
  NGL (per barrel) ..................................  $10.09   $11.77   $16.35
  Natural gas (per thousand cubic feet) .............  $ 2.12   $ 1.99   $ 2.15
Average dollars per barrel of oil equivalent
  Revenues ..........................................  $12.02   $11.87   $12.97
  Production (lifting) costs ........................   (1.73)   (1.80)   (1.75)
  Exploration expenses ..............................   ( .36)   ( .72)   ( .56)
  Depreciation, depletion and amortization ..........   (1.25)   (1.59)   (1.50)
  Other operating revenues/(expenses) ...............     .05    ( .04)   ( .06)
  Income tax expense ................................   (5.12)   (4.61)   (5.26)
                                                       ------   ------   ------
Results of operations for producing activities ......  $ 3.61   $ 3.11   $ 3.84
                                                       ======   ======   ======
Mobil's share of equity companies ...................  $ 2.65   $  .42   $ 1.75
                                                       ======   ======   ======
Total ...............................................  $ 3.57   $ 3.06   $ 3.80
                                                       ======   ======   ======

Above results include the following special items:
  Asset sales and write-downs .......................       -        -      .13


OTHER AREAS                                             1993     1994     1995

Revenues
  Crude oil (per barrel) ............................  $16.72   $15.26   $17.03
  NGL (per barrel) ..................................  $12.53   $11.44   $14.74
  Natural gas (per thousand cubic feet) .............  $ 1.37   $ 1.29   $  .78
Average dollars per barrel of oil equivalent
  Revenues ..........................................  $14.03   $13.01   $13.57
  Production (lifting) costs ........................   (4.92)   (4.40)   (5.86)
  Exploration expenses ..............................   ( .84)   (1.32)   (1.42)
  Depreciation, depletion and amortization ..........   (2.06)   (2.61)   (3.77)
  Other operating revenues/(expenses) ...............    1.50      .96      .73
  Income tax expense ................................   (4.57)   (4.17)   (3.46)
                                                       ------   ------   ------
Results of operations for producing activities ......  $ 3.14   $ 1.47   $( .21)
                                                       ======   ======   ======
Mobil's share of equity companies ...................  $  .99   $  .96   $  .94
                                                       ======   ======   ======
Total ...............................................  $ 2.88   $ 1.40   $( .07)
                                                       ======   ======   ======
Above results include the following special items:
  Asset sales and write-downs .......................     .05    ( .32)       -
  Tax related items .................................     .72        -       -
  Restructuring provision ...........................       -        -   ( .12)
  Asset impairment (FAS 121) ........................       -        -   ( .90)


WORLDWIDE                                               1993     1994     1995

Revenues
  Crude oil (per barrel) ............................  $15.53   $14.64   $16.10
  NGL (per barrel) ..................................  $10.07   $ 8.99   $10.38
  Natural gas (per thousand cubic feet) .............  $ 2.12   $ 1.96   $ 1.87
Average dollars per barrel of oil equivalent
  Revenues ..........................................  $13.26   $12.38   $12.89
  Production (lifting) costs ........................   (4.23)   (3.98)   (4.47)
  Exploration expenses ..............................   ( .70)   ( .87)   ( .75)
  Depreciation, depletion and amortization ..........   (2.79)   (3.20)   (3.89)
  Other operating revenues/(expenses) ...............     .34      .23      .39
  Income tax expense ................................   (3.09)   (2.79)   (2.73)
                                                       ------   ------   ------
Results of operations for producing activities ......  $ 2.79   $ 1.77   $ 1.44
                                                       ======   ======   ======
Mobil's share of equity companies ...................  $ 1.37   $  .96   $ 1.15
                                                       ======   ======   ======
Total ...............................................  $ 2.73   $ 1.75   $ 1.43
                                                       ======   ======   ======
Above results include special items, net ............     .20    ( .40)   ( .93)


Mobil                                - 11 -

   PETROLEUM OPERATIONS -- DOWNSTREAM

Refining

  At December 31, 1995, Mobil owned or had an operating interest in 20 refineries in 12 countries. Mobil's share of crude oil refinery capacity was 2,256 TBD, 43% of which was located in the United States. Worldwide utilization of Mobil's refining capacity averaged 94% in 1993, 92% in 1994 and 92% in 1995.

  Significant developments in 1995 in Mobil's refining operations included the following projects:

 - At Altona, Australia, construction began in May, 1995 on a new fluid catalytic cracking unit, which will increase gasoline and distillate production at the refinery.

 - At Adelaide, Australia, construction is under way on an expansion of the refinery's lube base stock capacity. It is scheduled for completion in late 1996.

 - Construction is under way on a residual fuel oil upgrading unit at a joint venture refinery (Mobil's share 25%) in Kawasaki, Japan, and will be completed in 1997. It will increase production of gasoline and low-sulfur distillates and fuel oil.

 - Approval was obtained to construct an 8 TBD lubricant base stock unit which will enhance the Jurong, Singapore, refinery. It is scheduled to start-up in late 1997.

 - In Saudi Arabia, the Petromin Lubricating Oil Refining Company (Mobil share, 30%) is constructing a new 5.5 TBD lubricant basestock refinery in Yanbu, Saudi Arabia, with completion scheduled in early 1997.

 - In order to improve European downstream operations, the 104 TBD Woerth, Germany, refinery was closed in 1995.

Marketing

Petroleum Sales Volumes By Product (TBD)               1993     1994     1995

  Automotive gasoline ............................    1,152    1,216    1,291
  Jet fuel .......................................      215      246      262
  Distillate .....................................      895      911      954
  Other products .................................      672      702      715
                                                      -----    -----    -----
  Total ..........................................    2,934    3,075    3,222
                                                      =====    =====    =====


  Petroleum products are marketed extensively in the U.S. and in more than 100 other countries. Mobil has nearly 19,000 retail outlets, about 40% of which are located in the United States. Petroleum products include automotive and aviation gasolines, motor oils, lubricants and greases, marine fuels, jet fuels, fuel oil, diesel oil, kerosene, asphalts, naphthas, solvents, waxes and liquefied petroleum gas.

  The principal brand names identifying Mobil's products are "Mobil Unleaded", "Mobil Super Unleaded+", "Mobil Special", "Mobil Regular", and "Mobil Premium" gasolines, and "Mobiloil", "Mobilheat", "Mobilgrease", "Mobil 1", "Delvac 1", and "Mobil" industrial and marine lubricants and process products.

  In Tianjin, China, construction is under way on a lubricant blending plant scheduled for streaming in 1996. This is the first 100% foreign-owned oil industry facility approved in China. A second lubricant blending plant, located at Taicang, China (near Shanghai), has been approved and is scheduled to be streamed in 1997. Mobil has entered the lubricants market in Venezuela and the retail fuels markets in Peru and Ecuador.

Mobil                              - 12 -

Tankers

  At December 31, 1995, Mobil owned 30 ocean-going tankers with an aggregate of 3,866 thousand deadweight tons, of which one, with a capacity of 49 thousand deadweight tons, was registered in the United States. An additional 4 tankers, aggregating 324 thousand deadweight tons, were under term charter. Mobil's second double-hull, 280 thousand deadweight-ton, very large crude carrier was ordered in 1994, with estimated delivery in mid-1996. The vessel, with a capacity of 2.2 million barrels of crude oil, will be similar to the "Eagle" which was commissioned in 1993.

Pipelines

  At December 31, 1995, Mobil's U.S. pipeline system, including partly-owned facilities, consisted of 15,368 miles of crude oil, natural gas liquids, natural gas, and carbon dioxide trunk and gathering lines, and 7,880 miles of product lines. Also at that date, Mobil's pipeline system outside the U.S., including partly owned facilities, consisted of 9,182 miles of crude oil, natural gas liquids, and natural gas trunk and gathering lines, and 2,069 miles of product lines.


   CHEMICAL OPERATIONS

  Mobil Chemical, with manufacturing operations in 10 countries, is a large producer of petrochemicals, packaging films and specialty chemical products.


Mobil Chemical Facilities                   United       Inter-       World-
 at December 31, 1995                       States     national (a)    wide

  Petrochemicals .......................         5            7          12
  Plastics/OPP Films ...................         7            5          12
  Additives and Synthetics .............         2            2           4
  Research and Development .............         3            -           3
                                                --           --          --
 Total Chemical facilities .............        17           14          31
                                                ==           ==          ==
 (a) Includes six partly owned facilities.



  Principal chemical products include basic petrochemicals (ethylene, propylene, benzene, paraxylene), intermediates (ethylene glycol) and a key derivative (polyethylene). Other products include synthetic lubricant base stocks and lube additives, plastic films for packaging and industrial applications and molded plastics products.

Mobil                               - 13 -

Significant developments in 1995 in Mobil's chemical operations included the following:

 - The Plastics Division, consisting of the fabricated packaging and consumer businesses, was sold in November for $1.27 billion. The sale included plants in Macedon and Canandaigua, New York; Covington, Georgia; Temple, Texas; Frankfort and Jacksonville, Illinois; Bakersfield, California; and Belleville, Ontario, Canada. In 1995, Plastics had sales revenue of approximately $1 billion. In addition, the resin trading operation, H. Muehlstein & Co, Inc., was sold in early 1996.

 - In November, a grass-roots plant for the manufacture of lubricant esters was streamed in Amsterdam, the Netherlands. The 4.4 million gallon capacity plant will be capable of producing esters for synthetic lubricants such as Advanced Formula Mobil 1(TM), refrigeration lubricants for non-CFC compressors and biodegradable esters for environmentally sensitive applications.

 - A second orienter streamed in March 1995 at the oriented polypropylene
   (OPP) plant in Kerkrade, the Netherlands. This doubles OPP capacity at the plant to over 60 million pounds.

 - In January, 1996 Mobil announced worldwide oriented polypropylene (OPP) capacity expansions totaling 145 million pounds. This additional capacity will be installed at various North American and overseas locations, and will increase Mobil's annual worldwide OPP capacity from 430 million pounds to 575 pounds by year-end 1998.

 - Mobil authorized projects to expand capacity at Chalmette, Louisiana, and Beaumont, Texas, as part of a program that will more than double its worldwide paraxylene production capacity. Combined, the paraxylene capacity of these expansions is 365,000 metric tons.


   OTHER OPERATIONS

Mining and Minerals

  Mobil Mining and Minerals produces and sells phosphate rock and fertilizers, markets Mobil's recovered sulfur in the U.S. and administers other mineral resources. The newly completed, 3.5 million ton (annual capacity) mine at South Fort Meade, Florida, was sold in December, 1995 for $283 million. We expect to divest our remaining mining assets in 1996. Phosphate rock production totaled 2.7 million tons in 1995 compared with 2.3 million tons in 1994. Phosphate minerals net sales to trade were $192 million in 1995.

Mobil                               - 14 -

Real Estate

  Mobil Land Development Corporation (Mobil Land) carries on Mobil's real estate activities in the United States. Mobil Land has various properties in Arizona, California, Colorado, Florida, Georgia, Texas and Virginia. Mobil Land sales to trade were $128 million in 1993, $201 million in 1994 and $275 million in 1995. Included in 1995 is the sale of Colonial Place in Arlington, Virginia. Rents to trade were $28 million in 1993, $29 million in 1994 and $20 million in 1995. Mobil Land is a 50% partner in a resort community development in North Scottsdale, Arizona. Mobil Land is also the 100% owner of a commercial office and retail complex in Reston, Virginia.

Research

  Mobil engages in research and development, principally in the U.S., Australia, France, Germany, Japan, Norway and the United Kingdom. Activities include the development of technologies and services which improve Mobil's competitiveness in core business areas -- finding oil and gas, and converting them to fuels, lubricants and chemicals while meeting environmental, health and safety standards. Annual research expense was $301 million in 1993, $275 million in 1994 and $252 million in 1995.

Mobil                              - 15 -

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

  On October 20, 1995, a proceeding involving Mobil Oil Corporation's Joliet, Illinois, refinery was brought by the Environmental Protection Agency. The penalty sought is $146,000. It is alleged that Mobil Oil Corporation violated the Illinois State Implementation Plan under the Clean Air Act, violated the state air regulatory standards for opacity, particulates and carbon monoxide and failed to comply with an Agency request under the Clean Air Act.

 The matter described in the preceding paragraph is not of material importance in relation to Mobil's accounts and is described in compliance with SEC rules regarding disclosure of such matters although not material.

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

                                  PART II

  The information required by Items 5 through 7 is incorporated herein by reference to Mobil's 1995 Annual Report to Shareholders. The charts, graphs and associated captions appearing on pages 17 through 32 of Mobil's 1995 Annual Report to Shareholders are not incorporated into this Annual Report on Form 10-K. Below is an index to the incorporated information.
                                                                 1995
                                                                Annual
                                                               Report to
                                                              Shareholders
Item                      Description                           Page(s)

 5.   Market for Registrant's Common Stock and Related
        Stockholder Matters ..............................              27
 6.   Selected Financial Data ............................           56-57
 7.   Management's Discussion and Analysis of Results of
        Operations and Financial Condition ...............     17-28,30,32

Item  8.  Financial Statements and Supplementary Data.

  See page 19 for a list of the financial statements and supplementary data including those incorporated herein by reference to Mobil's 1995 Annual Report to Shareholders.

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

Item 10.  Directors and Executive Officers of the Registrant.

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management.

Item 13.  Certain Relationships and Related Transactions.

  For Item 10, the names and ages of the Executive Officers of Mobil as of March 1, 1996, and the position(s) each of them has held during the past five years, are provided on page 18 of this Annual Report on Form 10-K. The other information called for by Item 10, and the information called for by Items 11, 12 and 13, is incorporated by reference to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, to be held on May 9, 1996, which will be filed with the S.E.C. within 120 days after December 31, 1995.

Mobil                              - 17 -

  Information required by Item 10 of this report related to the names and ages of the Executive Officers of Mobil Corporation as of March 1, 1996, and the position(s) each of them has held during the past five years, is provided below.


                      Executive Officers of the Registrant





   Name (Age)            Position(s) Held During Past Five Years            Years Held
Rex D.             Vice President, Administration ......................  1988 - Present
 Adams (55)

Walter R.          Treasurer ...........................................  1995 - Present
 Arnheim (51)      Vice President, Planning and Economics ..............  1991 - 1995
                   Controller/Treasurer, Exploration and Producing
                     Division, Mobil Oil Corporation....................  1988 - 1991

George             Acting Controller ...................................  1996 - Present
 Broadhead (60)    Senior Assistant Controller .........................  1990 - 1995

Thomas C.          Senior Vice President, Chief Financial Officer ......  1994 - Present
 DeLoach, Jr.      Executive Vice President - International, Marketing
 (48)                and Refining Division, Mobil Oil Corporation ......  1993 - 1994
                   Vice President, Supply and Trading, Marketing and
                     Refining Division, Mobil Oil Corporation ..........  1991 - 1993
                   Vice President, Planning and Economics ..............  1990 - 1991

Charles H.         Corporate Secretary and Secretary of the Board of
 DuBois (46)         Directors and Executive Committee .................  1996 - Present
                   General Counsel, Mobil Exploration and Producing
                     U.S. Inc. .........................................  1989 - 1996

Samuel H.          Vice President ......................................  1996 - Present
 Gillespie III     General Counsel .....................................  1995 - Present
 (53)              Associate General Counsel ...........................  1994 - 1995
                   General Counsel, Exploration and Producing
                     Division, Mobil Oil Corporation ...................  1990 - 1994

Aldis V.           Vice President, Planning and Economics ..............  1995 - Present
 Liventals (53)    Vice President, Middle East and Marine Transportation
                     Marketing and Refining Division, Mobil Oil
                     Corporation .......................................  1993 - 1995
                   Region Executive, Mobil Asia Pacific Pte. Limited ...  1991 - 1993

Lucio A.           Chairman of the Board and Chief Executive Officer ...  1994 - Present
 Noto (57)         President and Chief Operating Officer ...............  1993 - Present
                   Chief Financial Officer .............................  1989 - 1993
                   Vice President, Finance .............................  1988 - 1993

Robert O.          Senior Vice President, responsible for: Mobil
 Swanson (59)        Chemical Company; Mobil Mining and Minerals
                     Company; Mobil Land Development Corporation;
                     and Mobil Technology Corporation ..................  1993 - Present
                   Executive Vice President, International, Marketing
                     and Refining Division, Mobil Oil Corporation ......  1985 - 1993




Mobil                               - 18 -

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
            Form 8-K.

  Mobil's consolidated financial statements, together with the report thereon of Ernst & Young LLP, independent auditors, dated February 23, 1996, and Supplementary Information appearing in Mobil's 1995 Annual Report to Shareholders on the pages indicated below, are incorporated herein by reference. With the exception of the aforementioned information, no other data appearing in Mobil's 1995 Annual Report to Shareholders are deemed to be filed as part of this Annual Report under Items 8 and 14. The charts, graphs and associated captions appearing on pages 30 through 48 of Mobil's 1995 Annual Report to Shareholders are not incorporated into this Annual Report on Form 10-K.

Financial Statement Schedules:
                                                            Page(s)
                                                     1995           1995
                                                    Annual         Annual
                                                   Report on      Report to
                                                   Form 10-K     Shareholders
(a)1.  Financial Statements.

   Consolidated Statement of Income ..........           -               29
   Consolidated Statement of Changes in
    Shareholders' Equity .....................           -               29
   Consolidated Balance Sheet ................           -               31
   Consolidated Statement of Cash Flows ......           -               33
   Segment and Geographic Information ........           -            34,35
   Notes to Financial Statements .............           -            36-48
   Report of Ernst & Young LLP, Independent
    Auditors .................................           -               49
   Supplementary Information .................           -         27,50-53
   Summarized Financial Data for Mobil Oil
    Corporation ..............................          21                -

(a)2.  Financial Statement Schedules.

  Schedule II -- Valuation and Qualifying
    Accounts..................................          22                -

 Schedules not included above have been omitted because they are not applicable, not material, or the required information is given in the financial statements or notes thereto or combined with the information presented in other schedules.

(a)3.  Exhibits

 An index to exhibits filed as part of this Annual Report on Form 10-K is included on page 24.

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

      December 15, 1995   Submitted (1) a copy of the Mobil News Release dated
                          December 15, 1995, reporting that Mobil will adopt the Statement of Financial Accounting Standard (FAS) 121 in the fourth quarter of 1995 and (2) a copy of the Mobil News Release dated December 15, 1995, announcing that Mobil's board of directors has approved an updated Preferred Share Purchase Rights Plan to replace the current plan when it expires April 30, 1996.

      January 22, 1996    Submitted a copy of the Mobil News Release dated
                          January 22, 1996, reporting estimated earnings for the fourth quarter and full year of 1995.

      February 14, 1996   Submitted a copy of the Mobil News Release dated
                          February 14, 1996, announcing that Mobil Exploration and Producing Australia Pty. Ltd. (MEPA) has acquired a substantial position in Ampolex Limited through the purchase of its listed securities and has made a proposal to acquire the Australian oil and gas exploration and producing company.

      February 29, 1996   Submitted a copy of the Mobil News Release dated
                          February 29, 1996, announcing that BP and Mobil will combine their European operations in the refining and marketing of fuels and lubricants.

Mobil                                   - 20 -

(c)     Supplemental Financial Information.


                         SUMMARIZED FINANCIAL DATA

  Summarized financial data of Mobil Oil Corporation, a wholly-owned subsidiary of Mobil Corporation, are presented below. The year-end net obligations to Mobil Corporation amounted to $2,676 million in 1993, $1,737 million in 1994 and $3,373 million in 1995.

  Mobil Oil Corporation engages in an integrated petroleum business and a chemical business in the U.S., and certain of its subsidiaries are engaged in petroleum operations outside the U.S. On December 31, 1995, Mobil Oil Corporation transferred to its parent corporation, Mobil Corporation, its ownership of the shares of Mobil International Petroleum Corporation, whose subsidiaries conduct the bulk of the non-U.S. petroleum operations of the Mobil group of companies. This transfer of ownership is reflected in Exhibit 21, Subsidiaries of the Registrant, and in the summarized balance sheet data below.


MOBIL OIL CORPORATION
  (Millions of dollars)                           1993       1994       1995

  At December 31:
  Current assets ............................  $ 10,863   $ 12,942   $  4,117
  Noncurrent assets .........................    24,209     25,006     11,946
  Current liabilities .......................   (11,113)   (12,398)   ( 5,794)
  Long-term debt ............................    (6,218)    (6,639)    (4,301)
  Deferred credits and other liabilities ....    (4,617)    (4,899)    (2,586)
  Minority interests, primarily Mobil
    Corporation .............................    (1,138)    (1,165)    (1,202)
                                               --------    -------    -------
  Net assets ................................  $ 11,986   $ 12,847   $  2,180
                                               ========    =======    =======
  Year ended December 31:
  Gross revenues ............................  $ 60,522    $64,032   $ 71,893
  Income before taxes and change in
    accounting principle ....................     2,274      2,487      3,791
  Income after taxes but before change in
    accounting principle ....................     1,032      1,186      2,269
  Cumulative effect of change in accounting
    principle (a) ...........................         -       (680)         -
  Net income ................................     1,032        506      2,269


(a)Reflects the adoption of a change in the accounting method used to apply the lower of cost or market test for crude oil and product inventories in 1994.


Mobil                                 - 21 -

                           FINANCIAL STATEMENT SCHEDULE


                                MOBIL CORPORATION
                  SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
               For the Years Ended December 31, 1993, 1994 and 1995
                              (Millions of dollars)


                                  Balance                              Balance
                                  Beginning                            End of
Description                       of Period   Additions   Deductions   Period
--------------------------------  ---------   ---------   ----------   -------
For the year ended
  December 31, 1993:
Reserves deducted in the
  balance sheet from the
  assets to which they apply:
    For doubtful accounts (a) ....     $115        $ 76          $63      $128
    For investments and
      long-term receivables ......       31           4            3        32
    For deferred tax assets ......      134          37            -       171

For the year ended
  December 31, 1994:
Reserves deducted in the
  balance sheet from the
  assets to which they apply:
    For doubtful accounts (a) ....     $128        $ 36          $42      $122
    For investments and
      long-term receivables ......       32           3            -        35
    For deferred tax assets (b) ..      171         256           48       379

For the year ended
  December 31, 1995:
Reserves deducted in the
  balance sheet from the
  assets to which they apply:
    For doubtful accounts (a) ....     $122        $ 58          $74      $106
    For investments and
      long-term receivables ......       35           5            -        40
    For deferred tax assets (b) ..      379           9           77       311




  (a)  Deductions include accounts written off.
  (b)  Deductions reflect utilization of tax credit carryforwards



Mobil                                - 22 -

                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Mobil Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            REGISTRANT      MOBIL CORPORATION


                                         By:/s/ George Broadhead
                                            (George Broadhead,
                                             Acting Controller,
                                             Principal Accounting Officer)

                                         Date: March 11, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 11, 1996 on behalf of the registrant and in the capacities indicated.

       Signature                             Title


      Lucio A. Noto*            Director, Chairman of the Board and
     (Lucio A. Noto)              President, Principal Executive and
                                  Operating Officer



 Thomas C. DeLoach, Jr.*        Principal Financial Officer
(Thomas C. DeLoach, Jr.)



    George Broadhead*           Acting Controller, Principal Accounting Officer
   (George Broadhead)

DIRECTORS

 Lewis M. Branscomb*
 Donald V. Fites*
 Charles A. Heimbold, Jr.*
 Paul J. Hoenmans*
 Allen F. Jacobson*
 Samuel C. Johnson*
 Helene L. Kaplan*
 J. Richard Munro*
 Aulana L. Peters*
 Eugene A. Renna*
 Charles S. Sanford, Jr.*
 Robert G. Schwartz*
 Robert O. Swanson*



*By   /s/ Gordon G. Garney
      (Gordon G. Garney, Attorney-in-fact)
Date:  March 11, 1996

Mobil                              - 23 -

                                EXHIBIT INDEX

               EXHIBIT                             SUBMISSION MEDIA

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

3(ii).4 By-laws of Mobil Corporation,      Incorporated by reference to Exhibit
        as amended to December 16, 1994.   3.4 filed on Form 8-K dated July 6,
                                           1995.

10.1    1995 Mobil Incentive Compensation  Incorporated by reference to
        and Stock Ownership Plan.          definitive Proxy Statement filed
                                           March 20, 1995.

10.2    1991 Mobil Incentive Compensation  Incorporated by reference to Exhibit
        and Stock Option Plan.             15 to the Registration Statement on
                                           Form S-8 (S.E.C. File No. 33-48887)
                                           filed August 10, 1992.

10.3    1986 Mobil Incentive Compensation  Incorporated by reference to Exhibit
        and Stock Option Plan.             15 to the Registration Statement on
                                           Form S-8 (S.E.C. File No. 33-5797)
                                           filed May 20, 1986.

11.     Computation of Earnings per        Electronic
        Common Share.  (Page 25)

12.     Computation of Ratio of Earnings   Electronic
        to Fixed Charges.  (Page 26)

13.     Mobil Corporation 1995 Annual      Electronic
        Report to Shareholders.

21.     Subsidiaries of the Registrant.    Electronic
        (Pages 27-29)

23.     Consent of Ernst & Young LLP,      Electronic
        Independent Auditors, dated
        March 6, 1996.  (Page 30)

24.1    Power of attorney dated as of      Electronic
        February 23, 1996, executed by
        the Board of Directors of Mobil
        Corporation authorizing execution
        of Annual Report on Form 10-K.

24.2    Certified copy of Board of         Electronic
        Directors' Resolutions adopted
        February 23, 1996, authorizing
        signature by officers pursuant
        to power of attorney.

27.     Financial Data Schedule            Electronic

Mobil                                 - 24 -