Form 10-Q
period 1996-03-31
MOBIL CORP
filed 1996-05-10
CIK 67182

- --------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549-1004



                                    FORM 10-Q


                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996


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

  The number of shares outstanding of the registrant's common stock, all of which comprise a single class with a $2.00 par value, as of April 30, 1996, the latest practicable date, was 394,346,646.

- --------------------------------------------------------------------------------

                                MOBIL CORPORATION

                                    Form 10-Q
                                Quarterly Report
                                 March 31, 1996

                                TABLE OF CONTENTS


  ----------------------------------------------------------------

   PART I - FINANCIAL INFORMATION                             Page

    Item 1.  Condensed Consolidated Financial Statements
               Consolidated Statement of Income for the
                 Three Months Ended March 31, 1995 and 1996 ...  1
               Consolidated Balance Sheet at December 31,
                 1995 and March 31, 1996 ......................  2
               Consolidated Statement of Cash Flows for the
                 Three Months Ended March 31, 1995 and 1996 ...  3
               Notes to Condensed Consolidated Financial
                 Statements ...................................  4

    Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition ..........  5


   PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings ................................ 11
    Item 2.  Changes in Securities ............................ 12
    Item 3.  Defaults Upon Senior Securities .................. 12
    Item 4.  Submission of Matters to a Vote of Security
               Holders ........................................ 12
    Item 5.  Other Information ................................ 12
    Item 6.  Exhibits and Reports on Form 8-K ................. 12

   SIGNATURE .................................................. 14

   EXHIBIT INDEX .............................................. 15

    Exhibit 11.  Computation of Earnings per Common Share ..... 16
    Exhibit 12.  Computation of Ratio of Earnings to Fixed
                   Charges .................................... 17

  ----------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                                MOBIL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                     (In millions, except per-share amounts)

                                                         For the Three Months
                                                           Ended March 31,
                                                         --------------------
                                                               1995     1996
                                                            -------  -------
Revenues
  Sales and services (a) .................................. $17,402  $18,528
  Income from equity investments, asset sales,
    interest and other ....................................     225      172
                                                            -------  -------
    Total Revenues ........................................  17,627   18,700
                                                            -------  -------
Costs and Expenses
  Crude oil, products and operating
    supplies and expenses .................................  10,003   10,671
  Exploration expenses ....................................      95       76
  Selling and general expenses ............................   1,256    1,126
  Depreciation, depletion and amortization ................     669      655
  Interest and debt discount expense ......................     115      116
  Taxes other than income taxes (a) .......................   4,259    4,534
  Income taxes ............................................     594      786
                                                            -------  -------
    Total Costs and Expenses ..............................  16,991   17,964
                                                            -------  -------
Net Income ................................................ $   636  $   736
                                                            =======  =======
Net Income Per Common Share (b) ........................... $  1.57  $  1.83
                                                            =======  =======
Dividends Per Common Share ................................ $   .85  $  .925
                                                            =======  =======



Notes:

(a) Includes excise and state gasoline
      taxes of ............................................ $ 1,897  $ 2,137

(b) Based on net income less preferred stock
      dividend requirements of ............................ $    14  $    14
      divided by the weighted average number of common
      shares outstanding (000's) of ....................... 395,842  394,488





                 The accompanying notes are an integral part of
                     these condensed consolidated financial
                                   statements.

MOBIL                                 - 1 -

                                MOBIL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  (In millions)

                                                             Dec. 31,   Mar. 31,
                                     ASSETS                     1995       1996
                                                             --------   --------
Current Assets
  Cash and cash equivalents ................................ $   498    $   620
  Accounts and notes receivable ............................   7,316      7,459
  Inventories ..............................................   3,287      3,089
  Prepaid expenses and other current assets ................     642        733
  Deferred income taxes ....................................     313        299
                                                             -------    -------
    Total Current Assets ...................................  12,056     12,200

Investments and Long-Term Receivables ......................   4,184      4,198

Properties, Plants and Equipment, at cost...................  51,719     52,444
Less: Accumulated Depreciation, Depletion and Amortization .  26,869     27,509
                                                             -------    -------
Net Properties, Plants and Equipment .......................  24,850     24,935

Deferred Charges and Other Assets ..........................   1,048        991
                                                             -------    -------
    Total Assets ........................................... $42,138    $42,324
                                                             =======    =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term debt .......................................... $ 2,127    $ 2,259
  Accounts payable .........................................   5,358      5,302
  Accrued liabilities ......................................   2,703      2,594
  Income, excise, state gasoline and other taxes payable ...   2,676      2,652
  Deferred income taxes ....................................     190        152
                                                             -------    -------
    Total Current Liabilities ..............................  13,054     12,959

Long-term Debt .............................................   4,629      4,674
Reserves for Employee Benefits .............................   1,624      1,594
Accrued Restoration, Removal and Environmental Costs .......   1,254      1,257
Deferred Credits and Other Noncurrent Obligations ..........     884        874
Deferred Income Taxes ......................................   2,647      2,666
Minority Interest in Subsidiary Companies ..................      95         97
                                                             -------    -------
    Total Liabilities ......................................  24,187     24,121
                                                             -------    -------
Shareholders' Equity
  Preferred stock (ESOP-related) -- shares issued and
    outstanding: 92,864 at December 31, 1995 and
    91,536 at March 31, 1996 ...............................     722        712
  Unearned employee compensation (ESOP-related) ............    (411)      (399)
  Common stock -- $2.00 par value; shares authorized:
    600,000,000; shares issued: 443,905,531 at December 31,
    1995 and 444,520,997 at March 31, 1996 .................     888        889
  Capital surplus ..........................................   1,396      1,424
  Earnings retained in the business ........................  17,745     18,102
  Cumulative foreign exchange translation adjustment .......     (27)       (98)
  Common stock held in treasury, at cost -- shares:
    49,345,650 at December 31, 1995 and 49,917,650 at
    March 31, 1996 ... .....................................  (2,362)    (2,427)
                                                             -------    -------
    Total Shareholders' Equity .............................  17,951     18,203
                                                             -------    -------
Total Liabilities and Shareholders' Equity ................. $42,138    $42,324
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

                                MOBIL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)

                                                           For the Three Months
                                                              Ended March 31,
                                                           -------------------
                                                              1995        1996
                                                           -------     -------
Cash Flows from Operating Activities
  Net Income .........................................     $   636     $   736
  Adjustments to reconcile to net cash from
    operating activities:
      Depreciation, depletion and amortization .......         669         655
      Deferred income taxes ..........................         (93)         13
      Earnings (greater) less than dividends from
        equity affiliates ............................         (19)         65
      Exploration expenses (includes noncash
        charges:  1995-$13; 1996-$8) .................          95          76
      Gain on sales of properties, plants and
        equipment and other assets ...................         (56)        (10)
      Increase in working capital items...............        (303)       (273)
      Other, net .....................................          79          56
                                                           -------     -------
Net Cash from Operating Activities ...................       1,008       1,318
                                                           -------     -------
Cash Flows from Investing Activities
  Capital and exploration expenditures ...............        (818)       (912)
  Proceeds from sales of properties, plants and
    equipment and other assets .......................         142         130
  Payments attributable to investments and
    long-term receivables ............................         (81)       (105)
                                                           -------     -------
Net Cash Used in Investing Activities ................        (757)       (887)
                                                           -------     -------
Cash Flows from Financing Activities
  Cash dividends .....................................        (351)       (379)
  Proceeds from borrowings having original
    terms greater than three months ..................         350         303
  Repayments of borrowings having original
    terms greater than three months ..................        (316)       (141)
  Increase (decrease) in other borrowings ............          59         (55)
  Proceeds from issuance of common stock .............          17          29
  Purchase of common stock for treasury ..............         (58)        (65)
                                                           -------     -------
Net Cash Used in Financing Activities ................        (299)       (308)
                                                           -------     -------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents ...................................         (25)         (1)
                                                           -------     -------
Net (Decrease) Increase in Cash and Cash Equivalents..         (73)        122
Cash and Cash Equivalents - Beginning of Period ......         531         498
                                                           -------     -------
Cash and Cash Equivalents - End of Period ............     $   458     $   620
                                                           =======     =======


- -------------------------------------------------------------------------------

 Memo:

 Net cash from operating activities ..................     $ 1,008     $ 1,318
 Net cash used in investing activities ...............        (757)       (887)
 Cash dividends ......................................        (351)       (379)
                                                           -------     -------
 (Shortfall) excess of cash from operating activities
   over investing activities and dividends ...........     $  (100)    $    52
                                                           =======     =======
- ------------------------------------------------------------------------------



                 The accompanying notes are an integral part of
                     these condensed consolidated financial
                                   statements.

MOBIL                                - 3 -

                                MOBIL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Financial Statements

  The condensed consolidated financial statements of Mobil Corporation (Mobil) included herein are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Mobil believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, the notes thereto and the financial statement schedules included or incorporated by reference in Mobil's Annual Report on Form 10-K for its fiscal year ended December 31, 1995.

  The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

2. Supplementary Cash Flow Data

  The table below details the components of the line "Increase in working capital items" which is shown in the Consolidated Statement of Cash Flows on page 3. The impact of changes in foreign currency translation rates has been removed from these amounts. Therefore, these amounts do not agree with the differences that could be derived from the Consolidated Balance Sheet amounts shown on page 2.


     ----------------------------------------------------------------------
      (In millions)                                    For the Three Months
                                                         Ended March 31,
                                                       --------------------
                                                          1995      1996
                                                         -----     -----
       Changes in Working Capital Items
       (Increases)/decreases

       Accounts and notes receivable .................   $ 228     $(298)
       Inventories ...................................      13       172
       Prepaid expenses and other current assets .....     (92)      (91)
       Accounts payable ..............................    (625)       40
       Accrued liabilities ...........................     109       (95)
       Income, excise, state gasoline and
         other taxes payable .........................      64        (1)
                                                         -----     -----
       Increase in working capital items .............   $(303)    $(273)
                                                         =====     =====
     ----------------------------------------------------------------------








MOBIL                               - 4 -

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

- --------------------------------------------------------------------------------


  REVENUES BY SEGMENT                                   First Quarter
    (In millions)                                                      Incr./
                                                                      (Decr.)
                                                        1995     1996    %
                                                       ------  ------  ----
 Exploration & Producing ...........................  $ 1,827  $ 2,061   13
 Marketing & Refining ..............................   14,330   15,740   10
 Chemical ..........................................    1,351      819  (39)
 Corporate & Other .................................      119       80  (33)
                                                      -------  -------
   Total Revenues ..................................  $17,627  $18,700    6
                                                      =======  =======
 ----------------------------------------------------------------------------

 ----------------------------------------------------------------------------
   RESULTS OF OPERATIONS:
   REPORTED/OPERATING EARNINGS                         First Quarter
     (In millions)                                  _________________ Incr./
                                                       1995    1996  (Decr.)
                                                     ------  ------  ------
  Petroleum Operations
    E&P - United States ............................ $   82  $  155  $   73
        - International ............................    295     357      62
                                                      -----   -----   -----
    Total E&P ......................................    377     512     135
                                                      -----   -----   -----
    M&R - United States ............................      -      59      59
        - International ............................    146     181      35
                                                      -----   -----   -----
    Total M&R ......................................    146     240      94
                                                      -----   -----   -----
  Total Petroleum ..................................    523     752     229

  Chemical .........................................    174      70    (104)
  Corporate and Other (a) ..........................      4     (28)    (32)
  Net Financing Expense ............................    (65)    (58)      7
                                                      -----   -----   -----
  Net Income .......................................  $ 636   $ 736   $ 100
                                                      =====   =====   =====

  (a) Corporate and Other includes the results from Real Estate operations, Mining and Minerals, administrative expenses and other corporate items.
- ------------------------------------------------------------------------------

CONSOLIDATED RESULTS OVERVIEW

FIRST QUARTER 1996 COMPARED WITH FIRST QUARTER 1995

  Consolidated first quarter reported net income was $736 million, an increase of $100 million, or 16%, from the $636 million reported in the first quarter of 1995. There were no special items in either period. Earnings per common share for the first quarter were $1.83 versus $1.57 in the comparable period of 1995.

  This quarter's improvement reflected higher income in the petroleum sector, largely driven by improved industry fundamentals, partly offset by higher


MOBIL                               - 5 -
scheduled and unscheduled refinery downtime and lower Chemical income. Mobil's worldwide average crude oil price was about $1.85 per barrel higher than last year and the U.S. natural gas price strengthened by more than $.80 per thousand cubic feet, both reflecting strong demand due to the colder winter weather in the Northern Hemisphere. Production volumes were up almost 40 thousand barrels per day of oil equivalent as a result of streaming of new fields in the United Kingdom in 1995 and higher production rates in Nigeria. Worldwide refining margins have been stronger this year; however, marketing margins in two of Mobil's key markets, the United Kingdom and Japan, have been weaker, reflecting intense competitive pressures. The decline in Chemical income is mainly due to lower worldwide polyethylene resin margins, principally reflecting a weakening from last year's exceptionally strong margins, and the absence of income from the divested plastics business.

  Progress continues towards implementing the various restructuring programs announced since May of last year. Controllable cash operating expenses were down in the quarter by about $70 million pre-tax versus last year, after absorbing cost increases for inflation, higher volumes and certain current period charges related to the implementation of the restructuring programs.

  Plans are being developed to form major alliances in two mature operating areas, Europe and the United States, each structured to maximize the value of Mobil's current asset base. In Europe, Mobil and British Petroleum jointly announced a plan to combine the two companies' fuels and lubes businesses. This alliance, pending government approvals, should enable both companies to achieve efficiencies and scale economics otherwise unavailable to either company on a stand-alone basis.

  Additionally, in the U.S., Mobil is actively negotiating the sale of its natural gas processing plants to, and the formation of an energy marketing joint venture with, PanEnergy Corporation. This joint venture will form the third largest gas marketing operation in North America with sales of over 7 billion cubic feet of natural gas per day.

  Mobil announced several developments around the world that are consistent with one of the Company's primary upstream goals, to profitably grow production and reserves. Since the beginning of the year, the Company has: (1) completed a successful exploration bid for the 445,000 acre La Ceiba block located on the eastern shore of Lake Maracaibo in Venezuela and signed exploration and exploitation license contracts for two lots in Peru; (2) acquired interests in five licenses awarded in Norway's 15th licensing round; (3) made an offer to acquire Ampolex Limited, an Australian exploration and producing company; (4) awarded contracts for the engineering of, procurement for and construction of the offshore pipeline and platform facilities and the onshore liquefied natural gas (LNG) plant at Ras Laffan, Qatar; and (5) acquired a 25% interest in the Tengiz oil field in Kazakstan, which has estimated recoverable reserves of six billion barrels and began producing in 1991. Additionally, in Chemical, Mobil announced plans to increase worldwide oriented polypropylene (OPP) manufacturing capacity by about one-third.

  Market fundamentals are likely to remain volatile in the near term. Mobil's strategies are designed to enhance shareholder value by improving returns from the existing asset base while pursuing profitable growth opportunities around the world.

  Worldwide revenues of $18,700 million were $1,073 million higher than revenues in the first quarter of 1995. This increase was due to the effects of higher worldwide selling prices for crude oil and petroleum products, higher U.S. natural gas prices and higher petroleum product sales volumes. The effects of higher product prices and volumes were partly offset by lower Chemical



MOBIL                                - 6 -
product prices and the absence of revenues from the divested plastics business. Crude oil, products and operating supplies and expenses increased $668 million to $10,671 million, primarily due to the higher cost of crude oil and higher volume-related expenses, partly offset by the absence of expenses from the divested plastics business. Exploration expenses of $76 million were $19 million lower than last year, primarily due to timing of program execution. Taxes other than income taxes increased $275 million to $4,534 million, due to the effects of higher prices and sales volumes and an increase in the duty tax rate in the United Kingdom. Income tax expense increased $192 million principally due to this quarter's higher level of pre-tax income.

Exploration and Producing

  Exploration and Producing income of $512 million was $135 million higher than in the first quarter of 1995.

  In the United States, income was $155 million, up $73 million, primarily resulting from higher crude oil and natural gas prices, which were somewhat moderated by the impact of certain opportunity losses on forward sales made as part of the Company's risk management strategy. This improvement was partially offset by lower production volumes, primarily resulting from prior asset disposals and from natural field declines.

  International income of $357 million was $62 million higher, principally due to higher prices, higher volumes and lower exploration expenses resulting from timing of program execution. Notably, Nigerian crude oil volumes were up 60 TBD (44%) reflecting additional production from the Ubit field, in part due to the absence of last year's operational problems, and from other fields streamed in 1995. Natural gas production also increased, particularly in Europe, primarily due to the streaming of three North Sea fields in the United Kingdom and an increase in demand resulting from colder weather this year. This helped offset a decline in U.K. natural gas prices.

- --------------------------------------------------------------------------------

  Exploration and Producing                           First Three Months
    Selected Operating Data                                        Incr./
                                                                  (Decr.)
                                                     1995   1996   Vol.  %
                                                    -----  -----  ----- ---
Net Crude Oil and NGL
  Production (TBD)     - U.S. .....................   290    269   (21) (7)
                       - Intl. ....................   510    553    43   8
                                                    -----  -----   ---
      Total .......................................   800    822    22   3
                                                    =====  =====   ===
Net Natural Gas
  Production (MMCFD)   - U.S. ..................... 1,494  1,428   (66) (4)
                       - Intl. .................... 3,544  3,687   143   4
                                                    -----  -----   ---
      Total ....................................... 5,038  5,115    77   2
                                                    =====  =====   ===
Natural Gas Sales
  (MMCFD)              - U.S. ..................... 3,699  2,847  (852)(23)
                       - Intl. .................... 3,633  3,994   361  10
                                                    -----  -----   ---
      Total ....................................... 7,332  6,841  (491) (7)
                                                    =====  =====   ===
- --------------------------------------------------------------------------------


MOBIL                              - 7 -

Marketing and Refining

  Marketing and Refining income of $240 million was $94 million higher than in the first quarter of 1995.

  United States income was $59 million this year versus breakeven last year. The improvement reflects favorable expense performance, 6% growth in auto gasoline and distillate sales to trade and higher gross margins. These factors were partially offset by higher scheduled and unscheduled refinery downtime. The scheduled refinery downtime principally reflected preparation at the Torrance refinery for the introduction of new, mandated gasoline formulations in the California market.

  International income of $181 million was $35 million higher. The improvement was mainly due to stronger refining margins, lower expenses, ongoing business initiatives and higher trade sales in the Asia-Pacific region. These favorable items were partly offset by weaker marketing margins, notably in the United Kingdom as a result of intense competitive pressures, and in Japan stemming from the impending market deregulation of oil product imports. In addition, earnings were unfavorably impacted by a higher level of planned and unscheduled downtime at several refineries.

- --------------------------------------------------------------------------------

  Marketing and Refining                                   First Three Months
   Selected Operating Data                                              Incr./
                                                                       (Decr.)
                                                           1995   1996  Vol.  %
                                                          -----  -----  ---  --
  Petroleum Product Sales (TBD) (a)
                                    - U.S. ..........     1,259  1,281   22   2
                                    - Intl. .........     1,899  2,019  120   6
                                                          -----  -----  ---
                          Total .....................     3,158  3,300  142   4
                                                          =====  =====  ===
  Refinery Runs (TBD)
                                    - U.S. ..........       904    877  (27) (3)
                                    - Intl. .........     1,244  1,205  (39) (3)
                                                          -----  -----  ---
                          Total .....................     2,148  2,082  (66) (3)
                                                          =====  =====  ===

  (a) includes supply/other sales
- --------------------------------------------------------------------------------




MOBIL                               - 8 -

Chemical

  Chemical income of $70 million was $104 million lower than last year's first quarter. This reflected a decline from last year's exceptionally strong worldwide polyethylene resin margins, the expiration of the tax holiday for our Yanpet petrochemicals joint venture in Saudi Arabia, and the absence of income from divested businesses.

Corporate and Other

  Corporate and Other expense was $28 million compared with $4 million of income last year when an office complex in Arlington, Virginia was sold. Corporate and Other also included certain nonrecurring, current period charges related to the implementation of the restructuring programs.

Net Financing Expense

  Net Financing Expense of $58 million was $7 million lower, principally due to the favorable impact of lower average net debt balances.


DISCUSSION OF FINANCIAL CONDITION

  At March 31, 1996, total current assets of $12,200 million were $144 million higher than at year-end 1995. Accounts and notes receivable increased primarily due to higher prices, and prepaid expenses increased due to the normal annual pattern of prepayments made in the first quarter. These increases, together with higher cash balances, were partly offset by lower crude oil and petroleum product inventories, and a decrease in Chemical inventories and receivables resulting from the sale of the resin marketing business.

  Net properties, plants and equipment increased $85 million to $24,935 million as capital expenditures were largely offset by depreciation and asset sales.

  Total debt of Mobil and its subsidiaries was $6,933 million at March 31, 1996, up $177 million from year-end 1995. The debt-to-capitalization ratio was 27% at March 31, 1996, unchanged from year-end 1995.

  Shareholders' equity rose $252 million during the first three months of 1996. Earnings retained in the business increased $357 million as income exceeded common and preferred stock dividends. The cost of common stock held in the treasury increased as 572,000 shares were purchased on the open market to offset the dilutive effects of stock options, and the cumulative foreign exchange translation account decreased due to the strengthening of the U.S.
dollar.

  During the first three months of 1996, net cash generated from operating activities was $1,318 million, $52 million more than the cash requirements for investing activities and dividends. (Refer to table on page 3.)



MOBIL                              - 9 -

  Capital and Exploration Expenditures for the first quarter of 1996 were $912 million, an increase of $94 million from the comparable period last year. Full year 1996 capital and exploration expenditures are expected to be approximately $4.6 billion (U.S.- 25%; International- 75%), plus an estimated additional $0.6 billion for cash investments in equity companies. At March 31, 1996, the unspent balance of total appropriations for capital expenditures was $4.4 billion, unchanged from year-end.
- ----------------------------------------------------------------------------

 CAPITAL AND EXPLORATION
  EXPENDITURES                                             First Three Months
 (In millions)
                                                              1995     1996
                                                             ------   ------
 Petroleum Operations
   Exploration & Producing         - U.S. ................  $  113    $ 118
                                   - Intl. ...............     375      411
   Marketing & Refining            - U.S. ................     124       82
                                   - Intl. ...............     143      227
 Chemical ................................................      40       52
 Corporate & Other .......................................      23       22
                                                            ------   ------
     Total Capital and Exploration Expenditures...........     818      912
                                                            ======   ======
 Memo:
 Exploration expenses charged
 to income, included above         - U.S. ................      18        9
                                   - Intl. ...............      77       67
                                                            ------   ------
     Total Exploration Expenses ..........................      95       76
                                                            ------   ------
 ----------------------------------------------------------------------------

  Return on average shareholders' equity was 13.8% for the twelve month period ended March 31, 1996, compared with 13.5% for the calendar year 1995. Return on average capital employed for the twelve month period ended March 31, 1996 was 11.0%, compared with 10.9% for the calendar year 1995.

  Whenever external financing is needed, Mobil and its subsidiary companies have ready access to multiple capital markets, including significant bank credit lines.

  At March 31, 1996, Mobil had effective shelf registration statements on file with the SEC permitting the offer and sale of $1,815 million of debt securities. Shelf registrations allowing the issuance of U.S. $811 million of Euro-Medium-Term Notes and bonds having a principal amount of 30 billion Japanese yen are also in place.

  At March 31, 1996, the Mobil Oil Corporation Employee Stock Ownership Plan Trust (ESOP Trust) had an effective shelf registration on file with the SEC permitting the offer and sale of $230 million of debt securities, guaranteed by Mobil. The proceeds of any debt securities issued by the ESOP Trust thereunder would be used to refinance its existing indebtedness.

MOBIL                               - 10 -

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

  On March 13, 1996, Mobil Oil Corporation received a proposed Consent Agreement and Enforcement Order from the Maine Department of Environmental Protection (the "MEDEP") which (1) alleges that the operation of a service station in Saco, Maine violated MEDEP's regulations by reason of (a) failure to report evidence of a leak, (b) discharge of oil to the environment, (c) failure to maintain leak detection equipment and (d) failure to annually test electronic leak detection equipment, and (2) proposes a penalty of $127,500.

  On March 28, 1996, the Department of Justice filed a civil action in the U.S. District Court for the Middle District of Florida, Tampa Division, alleging that the operation of Mobil Mining and Minerals Company's facilities located in South Fort Meade, Fort Meade and Nichols, Florida, violated the Clean Water Act by reason of (a) discharges of pollutants into navigable waters of the United States in violation of permits issued under that Act and (b) unpermitted point source discharges. The maximum potential amount of the penalties sought in the action, based upon the maximum statutory penalty amount of $25,000 per day per violation, would be approximately $6.5 million.

  On March 28, 1996, the Department of Justice filed a civil action in the U.S. District Court for the Eastern Division of New York alleging that the operation of Mobil Oil Corporation's Port Mobil facility in Staten Island, New York violated the Resources Conservation and Recovery Act by reason of (a) failure to obtain a hazardous waste permit or interim status, (b) failure to install a groundwater recovery system in a timely manner, (c) failure to obtain groundwater samples in a timely manner, and (d) failure to test waste properly and develop a waste analysis plan. The maximum potential amount of the penalties sought in the action, based upon the maximum statutory penalty amount of $25,000 per day per violation, would be approximately $20 million.

  On May 2, 1996, Mobil Oil Corporation received an Administrative Order and Notice of Civil Penalty Assessment from the New Jersey Department of Environmental Protection alleging that the operations of Mobil Oil

MOBIL                               - 11 -

Corporation's Paulsboro, New Jersey refinery had violated various Clean Air Act requirements. The penalty sought is $153,000.

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

Item 2. Changes in Securities.
  None.

Item 3. Defaults Upon Senior Securities.
  None.

Item 4. Submission of Matters to a Vote of Security Holders.

  At the Annual Meeting of the Shareholders of Mobil Corporation on May 9, 1996, the following matters were voted upon:

  A shareholder resolution to limit the authority of Mobil's Board of Directors to issue preferred stock was defeated with 183,632,875 votes against, 126,990,685 votes in favor and 5,309,590 votes abstained.

  A shareholder resolution calling for cumulative voting in the election of Mobil's Directors was defeated with 234,628,894 votes against, 74,080,097 votes in favor and 7,066,619 votes abstained.

  A shareholder resolution calling for the discontinuance of the use of employee stock options was defeated with 290,926,806 votes against, 19,050,807 votes in favor and 5,939,069 votes abstained.

  The text of the above proposals is incorporated by reference to Items 3, 4 and 5 of Mobil's definitive Proxy Statement dated March 18, 1996, filed with the SEC pursuant to Regulation 14A on March 18, 1996.

Item 5.  Other Information.
  None.

Item 6.  Exhibits and Reports on Form 8-K.

  Exhibits.

    The following exhibits are filed with this report:

         11.  Computation of Earnings Per Common Share
         12.  Computation of Ratio of Earnings to Fixed Charges
         27.  Financial Data Schedule

MOBIL                                - 12 -

  Reports on Form 8-K.

  Mobil filed the following Current Reports on Form 8-K during and subsequent to the end of the first quarter:

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

 April 23, 1996     Submitted a copy of the Mobil News Release  issued
                    April 22, 1996, reporting Mobil's estimated earnings for the first quarter of 1996, and the Mobil News Release issued
                    April 22, 1996, correcting certain Petroleum Product Sales numbers in Table 6 of the above referenced News Release.


MOBIL                                 - 13 -

                                    SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT                                          MOBIL CORPORATION


BY                                                  /s/ George Broadhead

NAME AND TITLE                                      George Broadhead,
                                                    Acting Controller;
                                                    Principal Accounting Officer

DATE                                                May 10, 1996



MOBIL                                - 14 -

                                  EXHIBIT INDEX

EXHIBIT                                         SUBMISSION MEDIA
- -------                                         ----------------

  11.  Computation of Earnings Per                Electronic
       Common Share

  12.  Computation of Ratio of Earnings           Electronic
       to Fixed Charges

  27.  Financial Data Schedule                    Electronic


MOBIL                                - 15 -