Form 10-Q
period 1996-06-30
MOBIL CORP
filed 1996-08-13
CIK 67182

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549-1004



                                FORM 10-Q


                             QUARTERLY REPORT

                 PURSUANT TO SECTION 13 or 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1996


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

  The number of shares outstanding of the registrant's common stock, all of which comprise a single class with a $2.00 par value, as of July 31, 1996, the latest practicable date, was 393,873,854.

                          MOBIL CORPORATION

                              Form 10-Q
                           Quarterly Report
                            June 30, 1996

                          TABLE OF CONTENTS


  ----------------------------------------------------------------

   PART I - FINANCIAL INFORMATION                             Page

    Item 1.  Condensed Consolidated Financial Statements
               Consolidated Statement of Income for the
                 Three and Six Months Ended
                 June 30, 1995 and 1996 .......................  1
               Consolidated Balance Sheet at December 31, 1995
                 and June 30, 1996 ............................  2
               Consolidated Statement of Cash Flows for the
                 Six Months Ended June 30, 1995 and 1996 ......  3
               Notes to Condensed Consolidated Financial
                 Statements ...................................  4

    Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition ..........  6


   PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings ................................ 15
    Item 2.  Changes in Securities ............................ 16
    Item 3.  Defaults Upon Senior Securities .................. 16
    Item 4.  Submission of Matters to a Vote of Security
               Holders ........................................ 16
    Item 5.  Other Information ................................ 16
    Item 6.  Exhibits and Reports on Form 8-K ................. 16

   SIGNATURE .................................................. 18

   EXHIBIT INDEX .............................................. 19

    Exhibit 11.  Computation of Earnings per Common Share ..... 20
    Exhibit 12.  Computation of Ratio of Earnings to Fixed
                   Charges .................................... 22

  ----------------------------------------------------------------

                      PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                                                    MOBIL CORPORATION
                                            CONSOLIDATED STATEMENT OF INCOME
                                         (In millions, except per-share amounts)

                                        For the Three Months| For the Six Months
                                            Ended June 30,  |   Ended June 30,
                                        ------------------- | ------------------
                                                            |
                                              1995     1996 |    1995     1996
                                            -------  ------ | -------  -------
Revenues                                                    |
  Sales and services (a) .................. $18,700  $19,262| $36,102  $37,790
  Income from equity investments, asset                     |
    sales, interest and other .............     149      258|     374      430
                                            -------  -------| -------  -------
                                                            |
    Total Revenues ........................  18,849   19,520|  36,476   38,220
                                            -------  -------| -------  -------
Costs and Expenses                                          |
  Crude oil, products and operating                         |
    supplies and expenses .................  10,598   11,228|  20,601   21,899
  Exploration expenses ....................      79       72|     174      148
  Selling and general expenses ............   1,868    1,239|   3,124    2,365
  Depreciation, depletion and amortization      868      603|   1,537    1,258
  Interest and debt discount expense ......     117       97|     232      213
  Taxes other than income taxes (a) .......   4,739    4,693|   8,998    9,227
  Income taxes ............................     401      805|     995    1,591
                                            -------  -------| -------  -------
    Total Costs and Expenses ..............  18,670   18,737|  35,661   36,701
                                            -------  -------| -------  -------
Net Income ................................ $   179  $   783| $   815  $ 1,519
                                            =======  =======| =======  =======
                                                            |
Net Income Per Common Share (b)............ $   .42  $  1.95| $  1.99  $  3.78
                                            =======  =======| =======  =======
                                                            |
Dividends Per Common Share ................ $  .925  $  1.00| $ 1.775  $ 1.925
                                            =======  =======| =======  =======
                                                            |
                                                            |
                                                            |
Notes:                                                      |
                                                            |
(a) Includes excise and state gasoline                      |
      taxes of ............................ $ 2,149  $ 2,235| $ 4,046  $ 4,372
                                                            |
(b) Based on net income less preferred                      |
      stock dividend requirements of ...... $    14  $    13| $    28  $    27
      divided by the weighted average                       |
      number of common shares outstanding                   |
      (000's) of .......................... 395,804  394,253| 395,823  394,371




                The accompanying notes are an integral part of
                   these condensed consolidated financial
                                 statements.

MOBIL                                - 1 -

                              MOBIL CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                 (In millions)

                                                             Dec. 31,   June 30,
                                     ASSETS                     1995       1996
                                                             -------    --------
Current Assets
  Cash and cash equivalents ................................ $   498    $   779
  Accounts and notes receivable ............................   7,316      7,173
  Inventories ..............................................   3,287      3,308
  Prepaid expenses and other current assets ................     642        745
  Deferred income taxes ....................................     313        227
                                                             -------    -------
    Total Current Assets ...................................  12,056     12,232

Investments and Long-Term Receivables ......................   4,184      6,207

Properties, Plants and Equipment ...........................  51,719     52,862
Less: Accumulated Depreciation, Depletion and Amortization .  26,869     27,690
                                                             -------    -------
Net Properties, Plants and Equipment .......................  24,850     25,172

Deferred Charges and Other Assets ..........................   1,048      1,034
                                                             -------    -------
    Total Assets ........................................... $42,138    $44,645
                                                             =======    =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term debt .......................................... $ 2,127    $ 4,008
  Accounts payable .........................................   5,358      5,049
  Accrued liabilities ......................................   2,703      2,856
  Income, excise, state gasoline and other taxes payable ...   2,676      2,653
  Deferred income taxes ....................................     190        182
                                                             -------    -------
    Total Current Liabilities ..............................  13,054     14,748

Long-Term Debt .............................................   4,629      4,580
Reserves for Employee Benefits .............................   1,624      1,573
Accrued Restoration, Removal and Environmental Costs .......   1,254      1,258
Deferred Credits and Other Noncurrent Obligations ..........     884      1,221
Deferred Income Taxes ......................................   2,647      2,724
Minority Interest in Subsidiary Companies ..................      95        103
                                                             -------    -------
    Total Liabilities ......................................  24,187     26,207
                                                             -------    -------
Shareholders' Equity
  Preferred stock (ESOP-related) -- shares issued and
    outstanding: 92,864 at December 31, 1995 and
    90,397 at June 30, 1996 ................................     722        703
  Unearned employee compensation (ESOP-related) ............    (411)      (387)
  Common stock -- $2.00 par value; shares authorized:
    600,000,000; shares issued: 443,905,531 at December 31,
    1995 and 444,861,178 at June 30, 1996 ..................     888        890
  Capital surplus ..........................................   1,396      1,437
  Earnings retained in the business ........................  17,745     18,478
  Cumulative foreign exchange translation adjustment .......     (27)      (147)
  Common stock held in treasury, at cost -- shares:
    49,345,650 at December 31, 1995 and 50,886,450 at
    June 30, 1996 ..........................................  (2,362)    (2,536)
                                                             -------    -------
    Total Shareholders' Equity .............................  17,951     18,438
                                                             -------    -------
Total Liabilities and Shareholders' Equity ................. $42,138    $44,645
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

                               MOBIL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)

                                                           For the Six Months
                                                             Ended June 30,
                                                           -------------------

                                                              1995        1996
                                                           -------     -------
Cash Flows from Operating Activities
  Net Income .........................................     $   815     $ 1,519
  Adjustments to reconcile to net cash from
    operating activities:
      Depreciation, depletion and amortization .......       1,537       1,258
      Deferred income taxes ..........................        (175)        179
      Earnings (greater) less than dividends from
        equity affiliates ............................         (18)        116
      Exploration expenses (includes noncash
        charges:  1995-$24; 1996-$9) .................         174         148
      Gain on sales of properties, plants and
        equipment and other assets ...................         (33)        (35)
      Decrease (increase) in working capital items....         206        (410)
      Other, net .....................................          57          13
                                                           -------     -------
Net Cash from Operating Activities ...................       2,563       2,788
                                                           -------     -------
Cash Flows from Investing Activities
  Capital and exploration expenditures ...............      (1,778)     (1,955)
  Proceeds from sales of properties, plants and
    equipment and other assets .......................         217         250
  Payments attributable to investments and
    long-term receivables ............................        (134)     (1,683)
                                                           -------     -------
Net Cash Used in Investing Activities ................      (1,695)     (3,388)
                                                           -------     -------
Cash Flows from Financing Activities
  Cash dividends .....................................        (731)       (786)
  Proceeds from borrowings having original
    terms greater than three months ..................       1,170         546
  Repayments of borrowings having original
    terms greater than three months ..................      (1,060)       (394)
  (Decrease) increase in other borrowings ............        (242)      1,647
  Proceeds from issuance of common stock .............          46          43
  Purchase of common stock for treasury ..............        (143)       (174)
                                                           -------     -------
Net Cash (Used in) Provided by Financing Activities ..        (960)        882
                                                           -------     -------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents ...................................         (31)         (1)
                                                           -------     -------
Net (Decrease) Increase in Cash and Cash Equivalents..        (123)        281
Cash and Cash Equivalents - Beginning of Period ......         531         498
                                                           -------     -------
Cash and Cash Equivalents - End of Period ............     $   408     $   779
                                                           =======     =======


- -------------------------------------------------------------------------------

 Memo:

 Net cash from operating activities ..................     $ 2,563     $ 2,788
 Net cash used in investing activities ...............      (1,695)     (3,388)
 Cash dividends ......................................        (731)       (786)
                                                           -------     -------
 Excess (shortfall) of cash from operating activities
   over investing activities and dividends ...........     $   137     $(1,386)
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


2. Acquisitions

  On February 14, 1996, Mobil announced that an Australian subsidiary, Mobil Exploration & Producing Australia Pty Ltd (MEPA) had acquired a substantial equity position in Ampolex Limited (Ampolex) and had made a proposal to acquire the remaining listed securities of this Australian oil and gas company. After MEPA revised its offer in May 1996, the Board of Directors of Ampolex recommended that the holders of Ampolex's ordinary and preference shares accept MEPA's offer. At June 30, 1996, MEPA had purchased approximately 99% of Ampolex's outstanding ordinary and convertible preference shares and approximately 55% of its outstanding unsecured subordinated convertible 8% notes (redeemable in 1998 at 3.30 Australian dollars per note). Assuming the purchase of the remaining outstanding shares and notes under the terms MEPA offered, the total purchase price will approximate $1,400 million, of which $1,276 million had been spent at June 30, 1996.

  In May 1995, Ampolex received requests from two companies seeking to convert a total of 1,020,000 of Ampolex's then outstanding 22.7 million convertible notes in the ratio of 6.6 ordinary shares for each convertible note on the basis of their interpretation of the clause in the Convertible Note Trust Deed that provides for the conversion ratio.

  Ampolex maintains that the correct conversion ratio is one ordinary share for each convertible note (1 to 1). Accordingly, Ampolex issued 1,020,000 ordinary shares to the companies in exchange for the notes. On June 9, 1995, Ampolex initiated proceedings in the Supreme Court of New South Wales, Australia seeking, among other things, declarations that the proper conversion rate for each note is 1 to 1. As of early August, approximately 6.6 million of the 21.7 million outstanding notes had not been acquired by MEPA. The matter is currently being litigated and the final outcome cannot be determined at this time.



MOBIL                             - 4 -

  The acquisition of Ampolex will be recorded using the purchase accounting method for business combinations and the excess of MEPA's investment in Ampolex over the book value of Ampolex's net assets will be allocated on the basis of the estimated fair values of the net assets acquired. At June 30, 1996, MEPA's investment in Ampolex has been accounted for under the equity method, pending the completion of the purchase price allocation. Ampolex will be consolidated in Mobil's financial statements effective July 1, 1996.

  On May 16, 1996, Mobil announced that it had acquired a 25% equity interest in the Tengiz oil field in the Republic of Kazakstan for $1.1 billion. The terms provided for payments of $546 million through June 30, 1996, with the balance payable in installments through the year 2000, upon reaching certain project milestones.

3.  Supplementary Cash Flow Data

  The table below details the components of the line "Decrease (increase) in working capital items" which is shown in the Consolidated Statement of Cash Flows on page 3. The impact of changes in foreign currency translation rates has been removed from these amounts. Therefore, these amounts do not agree with the differences that could be derived from the Consolidated Balance Sheet amounts shown on page 2.


     ----------------------------------------------------------------------
      (In millions)                                    For the Six Months
                                                         Ended June 30,
                                                      --------------------
                                                          1995      1996
                                                         -----     -----

       Changes in Working Capital Items
       (Increases)/decreases

       Accounts and notes receivable .................   $  95     $ (68)
       Inventories ...................................    (188)      (84)
       Prepaid expenses and other current assets .....    (140)     (114)
       Accounts payable ..............................    (178)     (152)
       Accrued liabilities ...........................     395       (17)
       Income, excise, state gasoline and
         other taxes payable .........................     222        25
                                                         -----     -----
       Decrease (increase) in working capital items ..   $ 206     $(410)
                                                         =====     =====
     ----------------------------------------------------------------------


 MOBIL                              - 5 -

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS
 ---------------------------------------------------------------------------
|                                                                             |
|REPORTED EARNINGS              Second Quarter       | First Six Months       |
|    (In millions)              ______________ Incr./|_________________ Incr./ |
|                                1995   1996  (Decr.)|   1995    1996  (Decr.) |
|                               -----  -----  -----  | ------  ------  ------  |
| Petroleum Operations                               |                         |
|   E&P - United States ........$  57  $ 167  $ 110  | $  139  $  322  $  183  |
|       - International ........  241    303     62  |    536     660     124  |
|                               -----  -----  -----  | ------  ------  ------  |
|   Total E&P ..................  298    470    172  |    675     982     307  |
|                               -----  -----  -----  | ------  ------  ------  |
|   M&R - United States ........  (17)   169    186  |    (17)    228     245  |
|       - International ........ (115)   183    298  |     31     364     333  |
|                               -----  -----  -----  | ------  ------  ------  |
|   Total M&R .................. (132)   352    484  |     14     592     578  |
|                               -----  -----  -----  | ------  ------  ------  |
| Total Petroleum ..............  166    822    656  |    689   1,574     885  |
|                                                    |                         |
| Chemical .....................  170     65   (105) |    344     135    (209) |
| Corporate and Other (a) ......  (84)   (57)    27  |    (80)    (85)     (5) |
| Net Financing Expense ........  (73)   (47)    26  |   (138)   (105)     33  |
|                               -----  -----  -----  | ------  ------  ------  |
| Net Income ...................$ 179  $ 783  $ 604  | $  815  $1,519  $  704  |
|                               =====  =====  =====  | ======  ======  ======  |
|------------------------------------------------------------------------------|
|                                                                              |
|  OPERATING EARNINGS           Second Quarter       | First Six Months        |
|   (Adjusted for Special Items)_____________ Incr./ | _________________ Incr./|
|      (In millions)             1995   1996 (Decr.) |   1995    1996   (Decr.)|
|                               -----  -----  -----  | ------  ------  ------  |
| Petroleum Operations                               |                         |
|   E&P - United States ........$ 109  $ 167  $  58  | $  191  $  322  $  131  |
|       - International ........  266    303     37  |    561     660      99  |
|                               -----  -----  -----  | ------  ------  ------  |
|   Total E&P ..................  375    470     95  |    752     982     230  |
|                               -----  -----  -----  | ------  ------  ------  |
|   M&R - United States ........   87    169     82  |     87     228     141  |
|       - International ........  153    183     30  |    299     364      65  |
|                               -----  -----  -----  | ------  ------  ------  |
|   Total M&R ..................  240    352    112  |    386     592     206  |
|                               -----  -----  -----  | ------  ------  ------  |
| Total Petroleum ..............  615    822    207  |  1,138   1,574     436  |
|                                                    |                         |
| Chemical .....................  186     65   (121) |    360     135    (225) |
| Corporate and Other (a) ......  (22)   (26)    (4) |    (18)    (54)    (36) |
| Net Financing Expense ........  (73)   (47)    26  |   (138)   (105)     33  |
|                               -----  -----  -----  | ------  ------  ------  |
| Income Excluding Special Items  706    814    108  |  1,342   1,550     208  |
| Special Items (table on page 7)(527)   (31)   496  |   (527)    (31)    496  |
|                               -----  -----  -----  | ------  ------  ------  |
| Net Income ...................$ 179  $ 783  $ 604  | $  815  $1,519  $  704  |
|                               =====  =====  =====  | ======  ======  ======  |
|------------------------------------------------------------------------------|

 (a) Corporate and Other includes the results from Real Estate operations, Mining and Minerals, administrative expenses and other corporate items.


MOBIL                               - 6 -

 ------------------------------------------------------------------------------

   SPECIAL ITEMS                       Second Quarter   |  First Six Months
     (In millions)                     ______________   |  ________________
                                         1995    1996   |    1995     1996
                                        -----   -----   |   -----    -----
  SRP Implementation (a)..............      -   $ (31)  |       -    $ (31)
  Restructuring (b)...................  $(505)      -   |   $(505)       -
  Asset Sales ........................    (22)      -   |     (22)       -
                                        -----   -----   |   -----    -----
    Total Special Items ..............  $(527)  $ (31)  |   $(527)   $ (31)
                                        =====   =====       =====    =====

(a) Staff Redesign Project (SRP).
(b) Includes $286 million for SRP, $39 million for restructuring of U.S. marketing and refining operations and $180 million for European refining.

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

  REVENUES BY SEGMENT              Second Quarter      |    First Six Months
    (In millions)                                Incr./|                  Incr./
                                                (Decr.)|                 (Decr.)
                                     1995    1996   %  |     1995    1996    %
                                  ------- ------- ---- |  ------- -------  ----
 Exploration & Producing .......  $ 1,748 $ 1,780   2  |  $ 3,575 $ 3,841    7
 Marketing & Refining ..........   15,559  16,897   9  |   29,889  32,638    9
 Chemical ......................    1,463     754 (48) |    2,814   1,573  (44)
 Corporate & Other .............       79      89  13  |      198     168  (15)
                                  ------- -------      |  ------- -------
   Total Revenues ..............  $18,849 $19,520   4  |  $36,476 $38,220    5
                                  ======= =======      |  ======= =======
- --------------------------------------------------------------------------------

CONSOLIDATED RESULTS OVERVIEW

SECOND QUARTER 1996 COMPARED WITH SECOND QUARTER 1995

  Consolidated second quarter net income was $783 million, an increase of $604 million from the $179 million reported for the second quarter of 1995. Earnings per common share for the second quarter of 1996 were $1.95, compared with $0.42 for the second quarter of 1995. Special charges this year of $31 million were for implementation expenses associated with the restructuring of staff support services. The second quarter of 1995 included special charges of $527 million, primarily for the restructuring of worldwide staff support services, marketing and refining operations in the United States and refining in Europe. Excluding special charges from both periods, second quarter 1996 operating income of $814 million increased $108 million, or 15%.

  Operating income in the second quarter was the highest income for a quarter in the company's history, reflecting not only strong industry factors but also strong performance from restructuring and growth initiatives programs. Mobil's improvement this year reflected favorable industry fundamentals in the petroleum sector, partly offset by weaker margins in the chemical sector. Mobil's worldwide average crude oil and U.S. natural gas prices were up about $1.50 per barrel and $0.55 per thousand cubic feet, respectively, contributing to higher upstream earnings. Higher worldwide refining margins and higher product sales benefited earnings in the downstream sector. All sectors realized benefits from restructuring programs. Growth initiatives also contributed to the increased downstream earnings. These positive factors were, however, partially offset by weaker marketing margins in the United Kingdom, reflecting intense competitive pressures, as well as lower worldwide polyethylene and paraxylene margins in our chemical business. Additionally, income was lower due to the absence of income

MOBIL                                - 7 -
from the divested plastics and resin trading businesses and the expiration of the tax holiday for the company's petrochemicals joint venture in Saudi Arabia.

  This quarter, pre-tax controllable cash operating expenses were $60 million lower than the same period last year, reflecting the impact of Mobil's ongoing restructuring programs. These net savings were achieved after absorbing higher expenses due to inflation and volume growth.

  Business fundamentals are unpredictable in the near term and cannot be relied upon to sustain or improve earnings. Therefore, the company continues to manage its business for the long term with the objectives of strengthening the asset base and ensuring long-term, profitable growth. In support of these objectives, Mobil announced two significant upstream acquisitions and two asset sales covering noncore businesses that are worth more to others. The acquisition of Ampolex Limited, an Australia based global oil and gas company with significant exploration and production potential, and the acquisition of a 25% interest in the giant Tengiz oil field in Kazakstan have added substantial oil and gas to our production volumes and hydrocarbon reserves base. Two additional transactions, the pending sale of the community land development business and the sale of Tucker Housewares, reflect the continued focus on core businesses and the upgrading of the asset base. Cash proceeds from asset sales continue to provide significant funding for reinvestment in growth opportunities.

  Worldwide revenues in the second quarter of 1996 of $19,520 million were $671 million higher than revenues in the second quarter of 1995, reflecting higher worldwide crude oil and product prices, higher U.S. natural gas prices, and higher petroleum product sales, partly offset by lower petrochemical prices and the absence of revenues from the divested chemical plastics and resin trading businesses. Crude oil, products and operating supplies and expenses increased by $630 million to $11,228 million, primarily due to increased crude and product prices and higher worldwide product sales volumes, partly offset by the impact of the divested chemical businesses. Selling and general expenses decreased $629 million to $1,239 million, primarily due to the absence of the 1995 restructuring charges, overall reduced expenditures resulting from implementation of the staff redesign project and other restructuring initiatives, and the divestiture of the chemical businesses. Depreciation, depletion and amortization expenses were $265 million lower largely due to the absence of 1995 restructuring-related asset writedowns and the effects of adopting FAS 121 in the fourth quarter of 1995. Interest and debt discount expenses decreased $20 million to $97 million, reflecting lower average debt balances as well as timing of certain one-time, favorable items. Taxes other than income taxes decreased $46 million as higher worldwide product sales volumes and an increase in the duty tax rate in the United Kingdom were more than offset by the absence of import duties on crude oil resulting from the closure of the Woerth refinery in Germany. Income tax expense increased $404 million to $805 million, largely a function of higher pre-tax income.

FIRST SIX MONTHS 1996 COMPARED WITH FIRST SIX MONTHS 1995

  Mobil's estimated first half 1996 net income was $1,519 million, compared with $815 million for the same period of 1995. First half 1995 net income included special charges of $527 million, primarily for restructuring of worldwide staff support services, marketing and refining operations in the United States, and refining in Europe. This year's income included special charges of $31 million for expenses related to implementation of the staff redesign project.

MOBIL                               - 8 -

Excluding special items, first half operating income of $1,550 million was up $208 million, or 15%, from the comparable period of 1995. This improvement was in the petroleum sector, primarily due to stronger prices, higher refining margins, higher product sales to trade, savings from restructuring programs and benefits from growth initiatives. These favorable items were partly offset by lower marketing margins in the U.K. and Japan, as well as a decline in Chemical income. In the Petroleum sector, higher prices and higher refining margins reflected the effects of colder winter weather in the northern hemisphere and resulting strong demand. Chemical income declined due to lower polyethylene and paraxylene margins, the absence of income from divested businesses and the expiration of the tax holiday in Saudi Arabia for our petrochemicals joint venture.

  Since May 1995, Mobil has commenced five major restructuring programs with the projected elimination of approximately 6,000 positions and the closure of certain facilities. During 1995, the Company established restructuring provisions of $911 million ($590 million after tax), primarily to cover the costs of employee separation benefits and the closure of certain facilities. Of this amount, $671 million represents forecast cash expenditures. As of June 30, 1996, cumulative cash outlays covered by the restructuring provisions totalled $285 million. As of the same date, spending related to other implementation costs for these programs totalled about $70 million, before tax. All programs are on schedule and are expected to reach an annualized savings rate of over $1 billion by year-end.

  Six month 1996 revenues of $38,220 million were $1,744 million higher than revenues in the same period of 1995 due to increased worldwide petroleum product sales volumes, higher worldwide selling prices for crude oil and petroleum products, and higher U.S. natural gas prices, partly offset by lower petrochemical prices and the absence of revenues from the divested chemical plastics and resin trading businesses. Crude oil, products and operating supplies and expenses increased by $1,298 million to $21,899 million due to increased crude and product prices and higher product sales volumes, partly offset by the absence of costs from the divested chemical businesses. Selling and general expenses declined $759 million to $2,365 million, primarily due to the absence of last year's special charges for various restructuring programs, subsequent expense reductions associated with those programs and the divestiture of the chemical businesses. Depreciation, depletion and amortization expenses were $279 million lower largely due to the absence of 1995 restructuring-related asset writedowns and the effects of adopting FAS 121 in the fourth quarter of 1995. Taxes other than income taxes increased $229 million to $9,227 million due to higher worldwide product sales volumes and an increase in the duty tax rate in the United Kingdom, partially offset by the absence of import duties on crude oil resulting from the closure of the Woerth refinery in Germany. Income tax expense increased $596 million over the prior year, largely a function of higher pre-tax income.



MOBIL                                - 9 -

Exploration and Producing
- -------------------------------------------------------------------------------

  Exploration and Producing
    Selected Operating Data      Second Quarter            First Six Months
                                         Incr./(Decr.)             Incr./(Decr.)
                               1995   1996  Vol.  %      1995   1996  Vol.    %
                               ----   ----  ----  ----   ----   ----  ----  ----
 Net Crude Oil and NGL                                |
    Production (TBD)   - U.S.   285    278    (7) (2) |   287    274    (13) (5)
                       - Intl   522    557    35   7  |   517    555     38   7
                              -----  ----- -----      | -----  -----  -----
      Total .................   807    835    28   3  |   804    829     25   3
                              =====  ===== =====      | =====  =====  =====
  Net Natural Gas                                     |
    Production (MMCFD) - U.S. 1,528  1,387  (141) (9) | 1,511  1,407   (104) (7)
                       - Intl 2,954  2,881   (73) (2) | 3,247  3,284     37   1
                              -----  ----- -----      | -----  -----  -----
      Total ................. 4,482  4,268  (214) (5) | 4,758  4,691    (67) (1)
                              =====  ===== =====      | =====  =====  =====
  Natural Gas Sales                                   |
    (MMCFD)            - U.S. 3,479  2,493  (986)(28) | 3,588  2,670   (918)(26)
                       - Intl 3,038  2,954   (84) (3) | 3,334  3,474    140   4
                              -----  ----- -----      | -----  -----  -----
      Total ................. 6,517  5,447(1,070)(16) | 6,922  6,144   (778)(11)
                              =====  ===== =====      | =====  =====  =====
- -------------------------------------------------------------------------------

SECOND QUARTER 1996 COMPARED WITH SECOND QUARTER 1995

  Exploration and Producing income of $470 million was $172 million higher than the second quarter of last year. Last year's results included $77 million of special charges; $55 million related to the restructuring of staff support services and $22 million related to losses on U.S. asset sales. There were no special charges this year. Excluding special items, operating income of $470 million was $95 million higher than last year.

  In the United States, operating income was $167 million, up $58 million, as higher prices for crude oil and natural gas and lower producing expenses were only partially offset by the effects of lower production volumes, primarily resulting from asset disposals and natural field declines. The favorable impact of higher natural gas prices was somewhat reduced by opportunity losses on forward sales made as part of the company's risk management program. Lower capital recovery charges resulting from the 1995 adoption of FAS 121 also benefited earnings.

  International income of $303 million was $37 million higher, mainly due to higher crude oil prices and lower exploration and producing expenses. Production volumes were higher reflecting the first recorded production from the Ampolex and Tengiz acquisitions and production from new wells and investment programs in Nigeria. These favorable factors more than offset operating problems in the U.K. and Australia, a strike in Norway and the impact of timing on liftings from Indonesia.

FIRST SIX MONTHS 1996 COMPARED WITH FIRST SIX MONTHS 1995

  Exploration and Producing income of $982 million was $307 million higher than last year. Excluding previously mentioned special items (1995 charges of $77 million), operating income of $982 million was $230 million higher than last year. Higher worldwide crude oil prices, higher U.S. natural gas prices, and lower exploration and producing expenses were only partly offset by the impact of lower U.S. production. Lower capital recovery charges, resulting from the adoption of FAS 121 in the fourth quarter of 1995, and benefits from initiatives also helped earnings.

MOBIL                                - 10 -

Marketing and Refining
- -------------------------------------------------------------------------------

  Marketing and Refining          Second Quarter          First Six Months
   Selected Operating Data                Incr./(Decr.)           Incr./(Decr.)
                                  1995    1996  Vol.  %    1995   1996  Vol.  %
                                 -----   -----  ---  --   -----  -----  ---  --
  Petroleum Product
    Sales (TBD)(a)   - U.S. ...  1,255   1,299   44   4 | 1,255  1,291   36   3
                     - Intl. ..  1,842   1,900   58   3 | 1,873  1,959   86   5
                                 -----   -----  ---     | -----  -----  ---
       Total ..................  3,097   3,199  102   3 | 3,128  3,250  122   4
                                 =====   =====  ===     | =====  =====  ===
                                                        |
  Refinery Runs (TBD)                                   |
                     - U.S. ...    884     939   55   6 |   894    909   15   2
                     - Intl. ..  1,224   1,211  (13) (1)| 1,234  1,206  (28) (2)
                                 -----   -----  ---     | -----  -----  ---
       Total ..................  2,108   2,150   42   2 | 2,128  2,115  (13) (1)
                                 =====   =====  ===     | =====  =====  ===

  (a) includes supply/other sales
- -------------------------------------------------------------------------------

SECOND QUARTER 1996 COMPARED WITH SECOND QUARTER 1995

  Marketing and Refining reported income of $352 million in the second quarter of 1996 versus last year's second quarter loss of $132 million. Last year's results included special charges of $372 million (U.S. -- $65 million for redesign of staff support services and $39 million for restructuring of marketing and refining operations; International -- $88 million for redesign of staff support services and $180 million for European refining). There were no special items this year. Excluding special items, operating income of $352 million was $112 million higher than last year.

  United States operating income was $169 million this year versus $87 million last year. This year's results benefited from higher margins, reflecting rising gasoline demand entering the driving season, following an unseasonably cold winter, and a high level of unscheduled industry refinery downtime. Lower expenses resulting from restructuring programs and growth in retail automotive gasoline sales also contributed to this year's performance.

  International operating income of $183 million was up $30 million, as higher refining margins were partly offset by lower marketing margins, mainly in the United Kingdom, due to continuing intense competitive pressures. Higher product sales to trade also contributed to improved earnings, primarily reflecting strong demand in the Asia-Pacific area.

FIRST SIX MONTHS 1996 COMPARED WITH FIRST SIX MONTHS 1995

  Marketing and Refining income was $592 million for the first six months of 1996 compared with earnings of $14 million last year. Excluding previously mentioned special charges ($372 million for redesign of staff support services and other restructuring), operating income of $592 million was $206 million higher than the $386 million earned last year. This improvement was primarily due to higher worldwide refining margins and product sales to trade, coupled with benefits from growth and restructuring initiatives. These positive factors were partly offset by lower marketing margins in the United Kingdom and Japan.


MOBIL                                 - 11 -

Chemical

SECOND QUARTER AND FIRST SIX MONTH COMPARISONS OF 1996 WITH 1995

  Chemical income of $65 million was $105 million lower than last year's second quarter. Excluding last year's special charge of $16 million for redesign of staff support services, operating income of $65 million was $121 million lower than the record $186 million earned in the second quarter of 1995. In the first six months of 1996, Chemical income was $135 million compared with $344 million in the same period last year. Excluding the special charges referred to above, Chemical operating income of $135 million was $225 million lower than the first six months of 1995. Declines in both periods reflected lower worldwide polyethylene resin and paraxylene margins, the absence of income from the divested plastics and resin trading businesses and the expiration of the tax holiday for the company's petrochemicals joint venture in Saudi Arabia.

Corporate and Other

SECOND QUARTER AND FIRST SIX MONTH COMPARISONS OF 1996 WITH 1995

  Corporate and Other expense was $57 million in the second quarter of 1996 compared with $84 million in the same period last year. Excluding a $62 million special charge for redesign of staff support services in last year's second quarter and a $31 million special charge for restructuring implementation this year, expenses were $4 million higher in 1996.

  For the first six months of 1996, Corporate and Other expense, excluding the aforementioned special items, was $54 million compared with $18 million last year. Last year's results were favorably impacted by the sale of an office complex in Arlington, Virginia.

Net Financing Expense

SECOND QUARTER AND FIRST SIX MONTH COMPARISONS OF 1996 WITH 1995

  Net Financing Expense of $47 million was $26 million lower in the second quarter of 1996. For the first six months of 1996, Net Financing Expense was $105 million, down $33 million from the previous year. Lower expense in both periods reflected lower average debt balances as well as the timing of certain favorable, non-recurring items including the capitalization of interest expense on major projects in Nigeria, Qatar and Canada (Hibernia).


MOBIL                               - 12 -

DISCUSSION OF FINANCIAL CONDITION

  At June 30, 1996, total current assets of $12,232 million were $176 million higher than at year-end 1995 primarily reflecting a higher level of cash and cash equivalents.

  Investments and long-term receivables increased $2,023 million, primarily due to the acquisitions of Ampolex Limited and a 25% equity interest in the Tengiz field in Kazakstan.

  Net properties, plants and equipment increased $322 million to $25,172 million. Capital expenditures were largely offset by depreciation, asset sales and currency translation effects.

  Total current liabilities of $14,748 million at June 30, 1996, increased $1,694 million from year-end 1995. This increase primarily reflects higher short-term debt used to fund the acquisitions of Ampolex and Tengiz.

  Total debt of Mobil and its subsidiaries was $8,588 million at June 30, 1996, up $1,832 million from year-end 1995. The debt-to-capitalization ratio was 32% at June 30, 1996, compared with 27% at year-end 1995.

  Deferred Credits and Other Noncurrent Obligations increased $337 million to $1,221 million mainly due to future obligations related to the acquisition of an interest in the Tengiz field.

  Shareholders' equity rose $487 million during the first six months of 1996, primarily due to an increase of $733 million in earnings retained in the business at June 30, 1996. Partly offsetting the higher retained earnings were a net charge in the cumulative foreign exchange translation account reflecting a strengthening U.S. dollar in certain countries in which the company has significant operations ($120 million) and an increase in the cost of common stock held in the treasury as 1,540,800 shares were purchased on the open market to offset the dilutive effects of stock options ($174 million).

  During the first six months of 1996, net cash generated from operating activities was $2,788 million, $1,386 million less than the cash requirements for investing activities and dividends reflecting the cost of the two major acquisitions of Ampolex and Tengiz, consistent with Mobil's stated growth strategy in international oil and gas.


MOBIL                                - 13 -

  Capital and Exploration Expenditures for the second quarter of 1996 were $1,043 million, an increase of $83 million from the comparable period last year. For the first six months of 1996, worldwide capital and exploration expenditures were $1,955 million, compared with $1,778 million for the year-earlier period.
- ----------------------------------------------------------------------------
CAPITAL AND EXPLORATION
  EXPENDITURES                           Second Quarter    First Six Months
 (In millions)                            1995    1996       1995     1996
                                        ------  ------     ------   ------
 Petroleum Operations                                   |
   Exploration & Producing  - U.S. ..   $  158  $  154  |  $  271   $  272
                            - Intl. .      433     435  |     808      846
   Marketing & Refining     - U.S. ..      115      92  |     239      174
                            - Intl. .      181     260  |     324      487
 Chemical ...........................       52      79  |      92      131
 Corporate & Other ..................       21      23  |      44       45
                                        ------  ------  |  ------   ------
     Total Capital and Exploration                      |
       Expenditures .................   $  960  $1,043  |  $1,778   $1,955
                                        ======  ======  |  ======   ======
 Memo:                                                  |
 Exploration Expenses charged                           |
   to income, included above                            |
                            - U.S. ..   $    8  $   24  |  $   26   $   33
                            - Intl. .       71      48  |     148      115
                                        ------  ------  |  ------   ------
     Total Exploration Expenses .....   $   79  $   72  |  $  174   $  148
                                        ------  ------  |  ------   ------
- ----------------------------------------------------------------------------

  In addition to the above Capital & Exploration spending, Mobil also progressed two major upstream investments during the quarter. Firstly, approximately $1.3 billion has been spent to date on the acquisition of Ampolex Limited. Secondly, Mobil acquired a 25% equity interest in the Tengiz oil field in Kazakstan for $1.1 billion, of which about half has been paid and the balance will be settled in installments through the year 2000, upon reaching certain project milestones.

  Return on average shareholders' equity was 17.1% for the twelve month period ended June 30, 1996, compared with 13.5% for the calendar year 1995. Return on average capital employed for the twelve month period ended June 30, 1996, was 13.0%, compared with 10.9% for the calendar year 1995.

  Whenever external financing is needed, Mobil and its subsidiary companies have ready access to multiple capital markets, including significant bank credit lines.

  At June 30, 1996, Mobil had effective shelf registration statements on file with the SEC permitting the offer and sale of $1,815 million of debt securities. Shelf registrations allowing the issuance of U.S. $811 million of Euro-Medium-Term Notes and bonds having a principal amount of 30 billion Japanese yen were also in place. Subsequent to the end of the quarter, on July 17, 1996, a Mobil subsidiary issued U.S. $200 million of 6.375% Euro-Medium-Term Notes due in 1998, guaranteed by Mobil.

  At June 30, 1996, the Mobil Oil Corporation Employee Stock Ownership Plan Trust (ESOP Trust) had an effective shelf registration on file with the SEC permitting the offer and sale of $230 million of debt securities, guaranteed by Mobil. The proceeds of any debt securities issued by the ESOP Trust thereunder would be used to refinance its existing indebtedness.

MOBIL                                  - 14 -

CURRENT DEVELOPMENTS

Gulf of Mexico

  During 1995, Mobil acquired 40% interest in two deepwater Gulf of Mexico developments -- the Cooper field in Garden Banks and the Green Canyon area's Allegheny field. Recent performance of both projects has been disappointing. Original projections for the Cooper field called for ultimate recovery of 60-90 million barrels of oil equivalent (MMBOE) (Mobil's share 24-36 MMBOE). Original projections for the Allegheny field were for recovery of about 120 MMBOE (Mobil's share 48 MMBOE). Mobil's combined net book value for both fields at June 30, 1996, was $229 million. Ultimate production and recovery for both projects are currently being reevaluated following recent drilling activities at the Allegheny field and recent drilling and production performance at the Cooper field. Ultimate production and reserves are expected to be lower than originally projected at both fields. Lower cost development scenarios are also being progressed for the Allegheny project which will likely delay start-up from late 1998 to near 2000. Mobil is working with Enserch (operator) to determine the best course of action to improve the economics of both projects and continues to closely monitor their progress.


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

  On July 17, 1996, a proceeding brought by the EPA against Mobil Oil Corporation on July 8, 1994 was settled. The EPA had alleged that the operation of Mobil Oil Corporation's Paulsboro, New Jersey refinery violated the new source performance standard of the Clean Air Act, and had sought penalties of $953,800. The proceeding was settled by a payment of $142,800.

  The foregoing proceeding is not of material importance in relation to Mobil's accounts and is described in compliance with SEC rules requiring disclosure of such proceedings although not material.


MOBIL                               - 15 -

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

Item 5.  Other Information.
  None.

Item 6.  Exhibits and Reports on Form 8-K.

  Exhibits.

    The following exhibits are filed with this report:

         11.  Computation of Earnings Per Common Share
         12.  Computation of Ratio of Earnings to Fixed Charges
         27.  Financial Data Schedule (electronic only)


























MOBIL                                - 16 -

  Reports on Form 8-K.

    Mobil filed the following Current Reports on Form 8-K during and subsequent to the end of the second quarter:

       Date of 8-K                    Description of 8-K

     April 23, 1996  Submitted a copy of the Mobil News Release issued April
                     22, 1996, reporting Mobil's estimated earnings for the first quarter of 1996, and the Mobil News Release issued April 22, 1996, correcting certain Petroleum Product Sales numbers in Table 6 of the above referenced News Release.

     May 13, 1996    Submitted a copy of the Mobil News Release dated May 13,
                     1996, announcing an increase in the price offered in the Mobil Exploration & Producing Australia Pty Ltd takeover offer for Ampolex Ltd and the Mobil News Release dated May
                     13, 1996, announcing the expansion of the company's joint venture petrochemicals complex at Yanbu, Saudi Arabia.

     May 17, 1996    Submitted a copy of the Mobil News Release dated May 16,
                     1996, announcing the acquisition of a 25% interest in the Tengiz oil field in the Republic of Kazakstan.

     July 22, 1996   Submitted a copy of the Mobil News Release dated July 22,
                     1996, reporting Mobil's estimated earnings for the second quarter of 1996.


     August 7, 1996  Submitted a copy of the Mobil News Release dated August 7,
                     1996, reporting that BP and Mobil have received approval from the European Commission to combine the two companies' operations in the marketing and refining of fuels and lubricants.

MOBIL                                  - 17 -

                                  SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT                                          MOBIL CORPORATION


BY
                                                    /S/ George Broadhead
NAME AND TITLE                                      George Broadhead
                                                    Acting Controller;
                                                    Principal Accounting Officer

DATE                                                August 13, 1996



MOBIL                             - 18 -

                               EXHIBIT INDEX

EXHIBIT                                         SUBMISSION MEDIA
- -------                                         ----------------

  11.  Computation of Earnings Per                Electronic
       Common Share

  12.  Computation of Ratio of Earnings           Electronic
       to Fixed Charges

  27.  Financial Data Schedule                    Electronic

MOBIL                              - 19 -