Form 10-Q
period 1996-09-30
MOBIL CORP
filed 1996-11-12
CIK 67182

------------------------------------------------------------------------------


                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549-1004



                                  FORM 10-Q


                              QUARTERLY REPORT

                   PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996


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

  The number of shares outstanding of the registrant's common stock, all of which comprise a single class with a $2.00 par value, as of October 31, 1996, the latest practicable date, was 393,964,421.
-----------------------------------------------------------------

                          MOBIL CORPORATION

                              Form 10-Q
                           Quarterly Report
                          September 30, 1996

                          TABLE OF CONTENTS


  ----------------------------------------------------------------

   PART I - FINANCIAL INFORMATION                             Page

    Item 1.  Condensed Consolidated Financial Statements
               Consolidated Statement of Income for the
                 Three and Nine Months Ended
                 September 30, 1995 and 1996...................  1
               Consolidated Balance Sheet at December 31, 1995
                 and September 30, 1996........................  2
               Consolidated Statement of Cash Flows for the
                 Nine Months Ended September 30, 1995 and 1996.  3
               Notes to Condensed Consolidated Financial
                 Statements ...................................  4

    Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition ..........  6


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

  ----------------------------------------------------------------

                    PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                           MOBIL CORPORATION
                    CONSOLIDATED STATEMENT OF INCOME
                 (In millions, except per-share amounts)

                                        For the Three Months|For the Nine Months
                                        Ended September 30, |Ended September 30,
                                        --------------------|-------------------
                                                            |
                                               1995    1996 |   1995     1996
                                            ------- ------- |-------  -------
Revenues                                                    |
  Sales and services (a) .................. $18,267 $19,852 |$54,369  $57,642
  Income from equity investments, asset                     |
    sales, interest and other .............     370     474 |    744      904
                                            ------- ------- |-------  -------
                                                            |
    Total Revenues ........................  18,637 20,326  | 55,113   58,546
                                            ------- ------- |-------  -------
Costs and Expenses                                          |
  Crude oil, products and operating                         |
    supplies and expenses .................  10,172  11,788 | 30,773   33,687
  Exploration expenses ....................     102     143 |    276      291
  Selling and general expenses ............   1,274   1,176 |  4,398    3,541
  Depreciation, depletion and amortization.     688     645 |  2,225    1,903
  Interest and debt discount expense ......     119     119 |    351      332
  Taxes other than income taxes (a) .......   4,880   4,850 | 13,878   14,077
  Income taxes ............................     616     836 |  1,611    2,427
                                            ------- ------- |-------  -------
    Total Costs and Expenses ..............  17,851  19,557 | 53,512   56,258
                                            ------- ------- |-------  -------
Net Income ................................ $   786 $   769 |$ 1,601  $ 2,288
                                            ======= ======= |=======  =======
                                                            |
Net Income Per Common Share (b)............ $  1.95 $  1.92 |$  3.94  $  5.70
                                            ======= ======= |=======  =======
                                                            |
Dividends Per Common Share ................ $  .925 $  1.00 |$  2.70  $ 2.925
                                            ======= ======= |=======  =======
                                                            |
                                                            |
                                                            |
Notes:                                                      |
                                                            |
(a) Includes excise and state gasoline                      |
      taxes of ............................ $ 2,202 $ 2,313 |$ 6,248  $ 6,685
                                                            |
(b) Based on net income less preferred                      |
      stock dividend requirements of ...... $    14 $    13 |$    42  $    40
      divided by the weighted average                       |
      number of common shares outstanding                   |
      (000's) of .......................... 395,536 393,925 |395,726  394,221















               The accompanying notes are an integral part of these
                   condensed  consolidated financial statements.



MOBIL                              - 1 -

                                   MOBIL CORPORATION
                               CONSOLIDATED BALANCE SHEET
                                     (In millions)

                                                             Dec. 31,  Sept. 30,
                                     ASSETS                     1995       1996
                                                             -------    --------
Current Assets
  Cash and cash equivalents ................................ $   498    $   706
  Accounts and notes receivable ............................   7,316      7,561
  Inventories ..............................................   3,287      3,454
  Prepaid expenses and other current assets ................     642        697
  Deferred income taxes ....................................     313        219
                                                             -------    -------
    Total Current Assets ...................................  12,056     12,637

Investments and Long-Term Receivables ......................   4,184      5,214

Properties, Plants and Equipment ...........................  51,719     55,311
Less: Accumulated Depreciation, Depletion and Amortization .  26,869     27,980
                                                             -------    -------
Net Properties, Plants and Equipment .......................  24,850     27,331

Deferred Charges and Other Assets ..........................   1,048      1,045
                                                             -------    -------
    Total Assets ........................................... $42,138    $46,227
                                                             =======    =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term debt .......................................... $ 2,127    $ 3,706
  Accounts payable .........................................   5,358      5,383
  Accrued liabilities ......................................   2,703      2,978
  Income, excise, state gasoline and other taxes payable ...   2,676      2,688
  Deferred income taxes ....................................     190        238
                                                             -------    -------
    Total Current Liabilities ..............................  13,054     14,993

Long-Term Debt .............................................   4,629      4,925
Reserves for Employee Benefits .............................   1,624      1,592
Accrued Restoration, Removal and Environmental Costs .......   1,254      1,254
Deferred Credits and Other Noncurrent Obligations ..........     884      1,233
Deferred Income Taxes ......................................   2,647      3,328
Minority Interest in Subsidiary Companies ..................      95        106
                                                             -------    -------
    Total Liabilities ......................................  24,187     27,431
                                                             -------    -------
Shareholders' Equity
  Preferred stock (ESOP-related) -- shares issued and
    outstanding: 92,864 at December 31, 1995 and
    89,192 at September 30, 1996 ...........................     722        693
  Unearned employee compensation (ESOP-related) ............    (411)      (376)
  Common stock -- $2.00 par value; shares authorized:
    600,000,000; shares issued: 443,905,531 at December 31,
    1995 and 445,147,296 at September 30, 1996 .............     888        890
  Capital surplus ..........................................   1,396      1,449
  Earnings retained in the business ........................  17,745     18,840
  Cumulative foreign exchange translation adjustment .......     (27)      (131)
  Common stock held in treasury, at cost -- shares:
    49,345,650 at December 31, 1995 and 51,183,750 at
    September 30, 1996 .....................................  (2,362)    (2,569)
                                                             -------    -------
    Total Shareholders' Equity .............................  17,951     18,796
                                                             -------    -------
Total Liabilities and Shareholders' Equity ................. $42,138    $46,227
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

                                  MOBIL CORPORATION
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (In millions)

                                                           For the Nine Months
                                                           Ended September 30,
                                                           -------------------

                                                              1995        1996
                                                           -------     -------
Cash Flows from Operating Activities
  Net Income .........................................     $ 1,601     $ 2,288
  Adjustments to reconcile to net cash from
    operating activities:
      Depreciation, depletion and amortization .......       2,225       1,903
      Deferred income taxes ..........................         (41)        372
      Earnings (greater) less than dividends from
        equity affiliates ............................         (27)        111
      Exploration expenses (includes noncash
        charges:  1995-$20; 1996-$16) ................         276         291
      Gain on sales of properties, plants and
        equipment and other assets ...................         (34)       (311)
      Decrease (increase) in working capital items ...           6        (470)
      Other, net .....................................           7          (1)
                                                           -------     -------
Net Cash from Operating Activities ...................       4,013       4,183
                                                           -------     -------
Cash Flows from Investing Activities
  Capital and exploration expenditures ...............      (2,897)     (3,311)
  Acquisition of Ampolex Limited, net of cash
    acquired .........................................           -      (1,347)
  Proceeds from sales of properties, plants and
    equipment and other assets .......................         266       1,005
  Payments attributable to investments and
    long-term receivables ............................         (76)       (638)

                                                           -------     -------
Net Cash Used in Investing Activities ................      (2,707)     (4,291)
                                                           -------     -------
Cash Flows from Financing Activities
  Cash dividends .....................................      (1,111)     (1,193)
  Proceeds from borrowings having original
    terms greater than three months ..................       1,493       1,038
  Repayments of borrowings having original
    terms greater than three months ..................      (1,248)       (744)
  (Decrease) increase in other borrowings ............        (201)      1,362
  Proceeds from issuance of common stock .............          56          55
  Purchase of common stock for treasury ..............        (183)       (207)
                                                           -------     -------
Net Cash (Used in) Provided by Financing Activities ..      (1,194)        311
                                                           -------     -------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents ...................................         (46)          5
                                                           -------     -------
Net Increase in Cash and Cash Equivalents.............          66         208
Cash and Cash Equivalents - Beginning of Period ......         531         498
                                                           -------     -------
Cash and Cash Equivalents - End of Period ............     $   597     $   706
                                                           =======     =======

-------------------------------------------------------------------------------

 Memo:

 Net cash from operating activities ..................     $ 4,013     $ 4,183
 Net cash used in investing activities ...............      (2,707)     (4,291)
 Cash dividends ......................................      (1,111)     (1,193)
                                                           -------     -------
 Excess (shortfall) of cash from operating activities
   over investing activities and dividends ...........     $   195     $(1,301)
                                                           =======     =======
------------------------------------------------------------------------------


           The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBIL                              - 3 -

                              MOBIL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Financial Statements

  The condensed consolidated financial statements of Mobil Corporation (Mobil) included herein are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Mobil believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, the notes thereto and the financial statement schedule included or incorporated by reference in Mobil's Annual Report on Form 10-K for its fiscal year ended December 31, 1995.

  The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

2.  Acquisitions

  On February 14, 1996, Mobil announced that an Australian subsidiary, Mobil Exploration & Producing Australia Pty Ltd (MEPA), had acquired a substantial equity position in Ampolex Limited (Ampolex) and had made a proposal to acquire the remaining listed securities of this Australian oil and gas company. After MEPA revised its offer in May 1996, the Board of Directors of Ampolex recommended that the holders of Ampolex's ordinary and preference shares accept MEPA's offer. MEPA's offer for the preference shares closed on September 13, 1996, with MEPA having acquired approximately 99% of the preference shares, and MEPA has commenced compulsory acquisition of the remaining preference shares. MEPA has acquired approximately 99% of the ordinary shares, and following the close of the offer for the ordinary shares will be able to compulsorily acquire the remaining ordinary shares. In addition, in April and July, 1996, MEPA offered to purchase all of Ampolex's unsecured subordinated convertible 8% notes. Prior to MEPA's takeover offer, however, a dispute had arisen between Ampolex and certain holders of such notes as to the proper rate of conversion of each note into Ampolex ordinary shares. In June 1995, Ampolex initiated legal proceedings in Australia, seeking, among other things, declarations as to such rate of conversion. On September 25, 1996, Ampolex announced it had reached agreement to settle this litigation, and the holders of the notes who were parties to the litigation tendered their notes to MEPA under the terms MEPA had originally offered. MEPA now owns approximately 97% of the notes. On November 5, 1996, MEPA offered to purchase the remaining notes at a price of A$10.00 per note. If this offer is successful, the total price to be paid by MEPA for the purchase of Ampolex will be U.S. $1,395 million.

  The acquisition of Ampolex was recorded using the purchase accounting method for business combinations and the excess of MEPA's investment in Ampolex over the book value of Ampolex's net assets was allocated on the basis of the estimated fair values of the net assets acquired. Effective July 1, 1996, Ampolex was consolidated in Mobil's financial statements. At June 30, 1996, MEPA's investment in Ampolex had been accounted for under the equity method, pending the completion of the purchase price allocation.




MOBIL                              - 4 -

2.  Acquisitions -- concluded

  On May 16, 1996, Mobil announced that it had acquired a 25% equity interest in the Tengiz oil field in the Republic of Kazakstan for $1.1 billion. To date, Mobil has paid $546 million, and has recorded its obligation for the remaining balance which is payable in installments through the year 2000, upon reaching certain project milestones.

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


     ----------------------------------------------------------------------
      (In millions)                                   For the Nine Months
                                                      Ended September 30,
                                                      --------------------

                                                          1995      1996
                                                         -----     -----
       Changes in Working Capital Items
       (Increases)/decreases

       Accounts and notes receivable .................   $ (85)    $(501)
       Inventories ...................................    (174)     (214)
       Prepaid expenses and other current assets .....     (80)      (40)
       Accounts payable ..............................    (129)      235
       Accrued liabilities ...........................     283        (1)
       Income, excise, state gasoline and
         other taxes payable .........................     191        51
                                                         -----     -----
       Decrease (increase) in working capital items ..   $   6     $(470)
                                                         =====     =====
     ----------------------------------------------------------------------

MOBIL                              - 5 -

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS
 -------------------------------------------------------------------------------
|                                                                              |
|  REPORTED EARNINGS              Third Quarter       |First Nine Months       |
|    (In millions)                _____________ Incr./|_________________ Incr./|
|                                   1995  1996 (Decr.)|   1995    1996  (Decr.)|
|                                  ----- -----  ----- | ------  ------  ------ |
| Petroleum Operations                                |                        |
|   E&P - United States .......... $  46 $ 234  $ 188 | $  185  $  556  $  371 |
|       - International ..........   256   303     47 |    792     963     171 |
|                                  ----- -----  ----- | ------  ------  ------ |
|   Total E&P ....................   302   537    235 |    977   1,519     542 |
|                                  ----- -----  ----- | ------  ------  ------ |
|   M&R - United States ..........   148    83    (65)|    131     311     180 |
|       - International ..........   200   148    (52)|    231     512     281 |
|                                  ----- -----  ----- | ------  ------  ------ |
|   Total M&R ....................   348   231   (117)|    362     823     461 |
|                                  ----- -----  ----- | ------  ------  ------ |
| Total Petroleum ................   650   768    118 |  1,339   2,342   1,003 |
|                                                     |                        |
| Chemical .......................   179    90    (89)|    523     225    (298)|
| Corporate and Other (a) ........    34   (22)   (56)|    (46)   (107)    (61)|
| Net Financing Expense ..........   (77)  (67)    10 |   (215)   (172)     43 |
|                                  ----- -----  ----- | ------  ------  ------ |
| Net Income ..................... $ 786 $ 769  $ (17)| $1,601  $2,288  $  687 |
|                                  ===== =====  ===== | ======  ======  ====== |
|------------------------------------------------------------------------------|
|                                                                              |
|  OPERATING EARNINGS             Third Quarter       |First Nine Months       |
|    (Adjusted for Special Items) _____________ Incr./ _________________ Incr./|
|       (In millions)               1995  1996 (Decr.)|   1995    1996  (Decr.)|
|                                  ----- -----  ----- | ------  ------  ------ |
| Petroleum Operations                                |                        |
|   E&P - United States .......... $  46 $ 152  $ 106 | $  237  $  474  $  237 |
|       - International ..........   256   270     14 |    817     930     113 |
|                                  ----- -----  ----- | ------  ------  ------ |
|   Total E&P ....................   302   422    120 |  1,054   1,404     350 |
|                                  ----- -----  ----- | ------  ------  ------ |
|   M&R - United States ..........   148    83    (65)|    235     311      76 |
|       - International ..........   229   148    (81)|    528     512     (16)|
|                                  ----- -----  ----- | ------  ------  ------ |
|   Total M&R ....................   377   231   (146)|    763     823      60 |
|                                  ----- -----  ----- | ------  ------  ------ |
| Total Petroleum ................   679   653    (26)|  1,817   2,227     410 |
|                                                     |                        |
| Chemical .......................   179    90    (89)|    539     225    (314)|
| Corporate and Other (a) ........   (37)   (8)    29 |    (55)    (62)     (7)|
| Net Financing Expense ..........   (77)  (67)    10 |   (215)   (172)     43 |
|                                  ----- -----  ----- | ------  ------  ------ |
| Income Excluding Special Items..   744   668    (76)|  2,086   2,218     132 |
| Special Items (table on page 7).    42   101     59 |   (485)     70     555 |
|                                  ----- -----  ----- | ------  ------  ------ |
| Net Income ..................... $ 786 $ 769  $ (17)| $1,601  $2,288  $  687 |
|                                  ===== =====  ===== | ======  ======  ====== |
|------------------------------------------------------------------------------|

 (a) Corporate and Other includes the results from Real Estate operations, Mining and Minerals, corporate administrative expenses and other items.


MOBIL                              - 6 -

 -------------------------------------------------------------------------------

   SPECIAL ITEMS                        Third Quarter   |  First Nine Months
     (In millions)                       1995    1996   |    1995     1996
                                        -----   -----   |   -----    -----
  Asset Sales ........................  $   -  $  129   |   $ (22)   $ 129
  SRP Implementation (a)..............      -     (28)  |       -      (59)
  Restructuring (b)....... ...........      -       -   |    (505)       -
  Litigation Settlement ..............     71       -   |      71        -
  Property Write-downs................    (29)      -   |     (29)       -
                                        -----   -----   |   -----    -----
    Total Special Items ..............  $  42   $ 101   |   $(485)   $  70
                                        =====   =====       =====    =====

(a) Staff Redesign Project (SRP).
(b) Includes $286 million for SRP, $39 million for restructuring of U.S. marketing and refining operations and $180 million for European refining.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

  REVENUES BY SEGMENT                 Third Quarter      |   First Nine Months
    (In millions)                                  Incr./|                Incr./
                                                  (Decr.)|               (Decr.)
                                     1995     1996    %  |    1995    1996   %
                                  -------  -------  ---- |  ------ ------- ----

 Exploration & Producing .......  $ 1,693  $ 1,974   17  |  $ 5,268 $ 5,815  10
 Marketing & Refining ..........   15,391   17,500   14  |   45,280  50,138  11
 Chemical ......................    1,349      768  (43) |    4,163   2,341 (44)
 Corporate & Other .............      204       84  (59) |      402     252 (37)
                                  -------  -------       |  ------- -------
   Total Revenues ..............  $18,637  $20,326    9  |  $55,113 $58,546   6
                                  =======  =======       |  ======= =======
--------------------------------------------------------------------------------

CONSOLIDATED RESULTS OVERVIEW

THIRD QUARTER 1996 COMPARED WITH THIRD QUARTER 1995

  Consolidated third quarter net income was $769 million, a decrease of $17 million from the $786 million reported for the third quarter of 1995. Earnings per common share for the third quarter of 1996 were $1.92, compared with $1.95 for the comparable period in 1995. This quarter's results included net special benefits of $101 million -- $129 million of gains on asset sales, partly offset by $28 million of restructuring implementation costs. Last year's quarterly results included $42 million of net special benefits -- a $71 million favorable litigation settlement, partly offset by $29 million of property write-downs. Excluding special items from both periods, third quarter 1996 operating income of $668 million decreased $76 million, or 10%.

  Third quarter results were disappointing due to unfavorable market conditions in many of the businesses where Mobil has a substantial presence; although the company's outlook for these businesses is favorable over the longer term. Also, results were hurt by a higher level of unscheduled refinery downtime in the United States. All affected refineries were restored to normal operations.

  Strong crude oil and natural gas prices were more than offset by significantly lower worldwide downstream and petrochemical margins. In particular, the downstream business has not been able to recover rising crude oil prices in the marketplace. Additionally, paraxylene prices have recently been under significant downward pressure as a result of surplus capacity and weak demand. Other factors unfavorably affecting this period's comparison with last year were the absence of the Nigerian reserve bonus, the Ruhrgas dividend, and income from the divested chemical businesses. The expiration of the tax holiday for the

MOBIL                              - 7 -
petrochemicals joint venture in Saudi Arabia and higher exploration expenses in international upstream operations also had negative impacts. Partly offsetting these items was the favorable impact of higher worldwide downstream sales volumes, which were up 7%.

  This quarter, savings from expense initiatives totaled about $160 million before tax, including savings from the staff redesign project and other restructuring programs. These savings were, however, offset by higher volume related expenses, including costs associated with new programs for growth, as well as inflation, in particular higher purchased energy expenses.

  Worldwide revenues in the third quarter of 1996 of $20,326 million were $1,689 million higher than revenues in the third quarter of 1995, reflecting higher worldwide crude oil, natural gas and petroleum product prices, and higher petroleum product sales volumes, partly offset by lower petrochemical prices and the absence of revenues from divested chemical businesses. Income from equity investments, asset sales, interest and other was $104 million higher, mainly due to asset sales in this year's third quarter. Crude oil, products and operating supplies and expenses increased by $1,616 million to $11,788 million, primarily due to increased crude and product prices and higher worldwide product sales volumes, partly offset by the impact of the divested chemical businesses. Exploration expenses were $41 million higher, mainly reflecting the acquisition of Ampolex and higher dry drilling expense in international areas. Selling and general expenses decreased $98 million to $1,176 million, in part due to expense reductions associated with restructuring programs. Depreciation, depletion and amortization expenses (DD&A) were $43 million lower largely due to the absence of last year's write-down of certain marketing assets in Australia and the effects of adopting FAS 121 in the fourth quarter of 1995, partly offset by the inclusion of Ampolex's DD&A. Taxes other than income taxes decreased $30 million as higher worldwide product sales volumes and an increase in the duty tax rate in the United Kingdom were more than offset by the absence of import duties on crude oil resulting from the closure of the Woerth refinery in Germany. Income tax expense increased $220 million to $836 million, mainly due to higher taxes in international Exploration and Producing, including the absence of last year's Nigerian reserve bonus, and other mix changes in the sources of earnings.

FIRST NINE MONTHS 1996 COMPARED WITH FIRST NINE MONTHS 1995

  Mobil's consolidated net income for the first nine months of 1996 was $2,288 million, $687 million higher than the $1,601 million earned in the comparable period last year. Included in this year's net income were net special benefits of $70 million, representing gains on asset sales, partly offset by restructuring implementation costs. Last year's results included $485 million of net special charges, primarily for the realignment of worldwide staff support services and restructuring of marketing and refining operations in the United States and Europe. Excluding special items, Mobil's 1996 nine month operating income was $2,218 million, up $132 million, or 6%, from last year.

  The $132 million increase in operating earnings is mainly from improved petroleum sector market conditions and benefits from higher volumes and business initiatives, largely offset by lower Chemical income. In Exploration and Producing, higher income resulted from higher prices and lower producing expenses, and from lower capital recovery charges primarily due to adoption of FAS 121 in the fourth quarter of 1995. In Marketing and Refining, higher volumes and industry refining margins have been partly offset by a higher level


MOBIL                              - 8 -
of refinery downtime and lower U.K. marketing margins. Unscheduled refinery downtime reduced earnings by about $45 million versus last year. Chemical income is lower than last year when record income resulted from very high worldwide petrochemical margins. This year, petrochemical margins are significantly lower and results have been hurt by the absence of income from divested businesses and the expiration of the Saudi tax holiday. Additionally, reduced operating performance at certain chemical plants negatively impacted earnings by about $25 million.

  Since May 1995, Mobil has commenced five major restructuring programs with the projected elimination of approximately 6,000 positions and the closure of certain facilities. During 1995, the Company established restructuring provisions of $911 million ($590 million after tax), primarily to cover the costs of employee separation benefits and the closure of certain facilities. Of this amount, $671 million represented forecast cash expenditures. As of September 30, 1996, cumulative cash outlays covered by the restructuring provisions totaled $352 million. As of the same date, spending related to other implementation costs for these programs totaled about $100 million, before tax. All programs are on schedule and are expected to reach an annualized savings rate of over $1 billion by year-end.

  Nine month 1996 revenues of $58,546 million were $3,433 million higher than revenues in the same period of 1995 due to increased worldwide petroleum product sales volumes and higher worldwide selling prices for crude oil, natural gas and petroleum products, partly offset by lower petrochemical prices and the absence of revenues from divested chemical businesses. Income from equity investments, asset sales, interest and other increased $160 million, mainly due to this year's gains on asset sales. Crude oil, products and operating supplies and expenses increased by $2,914 million to $33,687 million due to increased crude and product prices and higher product sales volumes, partly offset by the absence of costs from the divested chemical businesses. Selling and general expenses declined $857 million to $3,541 million, primarily due to the absence of last year's special charges for various restructuring programs, subsequent expense reductions associated with those programs and the divestiture of the chemical businesses. Depreciation, depletion and amortization expenses were $322 million lower largely due to the absence of 1995 restructuring-related asset write-downs and the effects of adopting FAS 121 in the fourth quarter of 1995. Taxes other than income taxes increased $199 million to $14,077 million due to higher worldwide product sales volumes and an increase in the duty tax rate in the United Kingdom, partially offset by the absence of import duties on crude oil resulting from the closure of the Woerth refinery in Germany. Income tax expense increased $816 million over the prior year, mainly due to higher pre-tax income and mix changes in the sources of earnings.



MOBIL                              - 9 -

Exploration and Producing
--------------------------------------------------------------------------------

  Exploration and Producing
    Selected Operating Data           Third Quarter          First Nine Months
                                        Incr./(Decr.)            Incr./(Decr.)
                                 1995   1996   Vol.  %     1995  1996   Vol.  %
    Net Crude Oil and NGL                               |
    Production (TBD)   - U.S.     278    257   (21) (8) |   285   268   (17) (6)
                       - Intl.    533    594    61  11  |   523   568    45   9
                                -----  ----- -----      | ----- ----- -----
      Total ..................    811    851    40   5  |   808   836    28   3
                                =====  ===== =====      | ===== ===== =====
    Net Natural Gas                                     |
    Production (MMCFD) - U.S.   1,417  1,284  (133) (9) | 1,479 1,366  (113) (8)
                       - Intl.  2,677  2,784   107   4  | 3,055 3,118    63   2
                                -----  ----- -----      | ----- ----- -----
      Total ..................  4,094  4,068   (26) (1) | 4,534 4,484   (50) (1)
                                =====  ===== =====      | ===== ===== =====
                                                        |
  Total Net Production (TBDOE)  1,539  1,574    35   2  | 1,614 1,633    19   1
                                =====  ===== =====      | ===== ===== =====
--------------------------------------------------------------------------------

THIRD QUARTER 1996 COMPARED WITH THIRD QUARTER 1995

  Exploration and Producing income of $537 million was $235 million higher than the third quarter of last year. This year's results included $115 million of special benefits for gains on asset sales, $82 million in the U.S. and $33 million in Canada. There were no special items last year. Excluding special items, operating income of $422 million was $120 million higher than last year.

  In the United States, operating income was $152 million, up $106 million, mainly due to higher prices for crude oil and natural gas. The crude oil price increase was mitigated by the weakening of prices for California heavy crudes, which make up about 40% of Mobil's U.S. crude production, relative to light crudes. Lower exploration expenses, savings from restructuring initiatives, and lower capital recovery charges also contributed to the improved earnings. These benefits were partially offset by the impact of lower production volumes resulting from asset sales and natural field declines.

  International operating income of $270 million was $14 million higher, mainly due to higher prices and volumes. Volumes were up due to the success of Mobil's continuing investment program in Nigeria and production was added with the acquisitions of Tengiz and Ampolex. Earnings were reduced this period by higher exploration expenses, timing of the Ruhrgas dividend (received in the third quarter of 1995 and in the second quarter of 1996), and the absence of the Nigerian reserve bonus included in last year's third quarter.

FIRST NINE MONTHS 1996 COMPARED WITH FIRST NINE MONTHS 1995

  Exploration and Producing income of $1,519 million was $542 million higher than last year. Last year's results included $77 million of special charges; $55 million related to the restructuring of staff support services and $22 million related to losses on U.S. asset sales. This year's results included special benefits of $115 million for gains on asset sales. Excluding special items from both periods, operating income of $1,404 million was $350 million higher than last year. Higher income resulted from higher worldwide crude oil and natural gas prices, lower producing expenses, and from lower capital recovery charges primarily due to adoption of FAS 121 in the fourth quarter of 1995.

MOBIL                              - 10 -

Marketing and Refining
--------------------------------------------------------------------------------

  Marketing and Refining             Third Quarter          First Nine Months
   Selected Operating Data                Incr./(Decr.)           Incr./(Decr.)
                                  1995    1996  Vol.  %    1995   1996  Vol.  %
                                 -----   -----  ---  --   -----  -----  ---  --
  Petroleum Product
    Sales (TBD)(a)   - U.S. ...  1,285   1,414  129  10 | 1,266  1,340   74   6
                     - Intl. ..  1,910   1,990   80   4 | 1,885  1,963   78   4
                                 -----   -----  ---     | -----  -----  ---
       Total ..................  3,195   3,404  209   7 | 3,151  3,303  152   5
                                 =====   =====  ===     | =====  =====  ===
                                                        |
  Refinery Runs (TBD)                                   |
                     - U.S. ...    902     926   24   3 |   897    914   17   2
                     - Intl. ..  1,225   1,254   29   2 | 1,231  1,223   (8) (1)
                                 -----   -----  ---     | -----  -----  ---
       Total ..................  2,127   2,180   53   2 | 2,128  2,137    9   -
                                 =====   =====  ===     | =====  =====  ===

  (a) includes supply/other sales
--------------------------------------------------------------------------------

THIRD QUARTER 1996 COMPARED WITH THIRD QUARTER 1995

  Marketing and Refining income of $231 million was $117 million lower than the third quarter of last year. Last year's results included $29 million of special charges for property write-downs. There were no special items this year. Excluding special items, operating income of $231 million was $146 million lower.

  United States operating income was $83 million, down $65 million from last year, mainly due to weak margins, as product prices lagged the increase in crude costs, and unscheduled refinery downtime. The unscheduled refinery downtime hurt earnings by about $25 million versus last year. These factors were partially offset by higher product sales volumes, notably retail gasoline sales, where volumes increased due to the implementation of Friendly Serve(sm) and other programs to develop new business.

  International operating income of $148 million was down $81 million due to lower integrated margins in Europe and Asia-Pacific. U.K. marketing margins, while somewhat improved from the second quarter of this year, were significantly below those in the third quarter of 1995. Lower paraxylene margins also had an impact on Mobil's Singapore refinery earnings, as income from the aromatics complex at this facility is shared between M&R and Mobil Chemical. These market factors more than offset the positive impact of stronger sales volumes.

FIRST NINE MONTHS 1996 COMPARED WITH FIRST NINE MONTHS 1995

  Marketing and Refining income was $823 million, $461 million higher than last year. Last year's results included special charges of $401 million (U.S. -- $65 million for redesign of staff support services and $39 million for restructuring marketing and refining operations; International -- $88 million for redesign of staff support services, $180 million for European refining, and $29 million of property write-downs). There were no special items this year. Excluding special items, operating income increased $60 million to $823 million. Higher volumes and industry refining margins were partly offset by a higher level of refinery downtime and lower U.K. marketing margins. Unscheduled refinery downtime reduced earnings by about $45 million versus last year.


MOBIL                              - 11 -

Chemical

THIRD QUARTER AND FIRST NINE MONTH COMPARISONS OF 1996 WITH 1995

  Chemical income of $90 million was $89 million lower than last year's third quarter. In the first nine months of 1996, Chemical income was $225 million compared with $523 million in the same period last year. Excluding last year's special charge of $16 million for redesign of staff support services, Chemical operating income of $225 million was $314 million lower than the first nine months of 1995. Declines in both the third quarter and the year-to-date periods reflected lower worldwide polyethylene resin and paraxylene margins, the absence of income from divested businesses and the expiration of the tax holiday for the company's petrochemicals joint venture in Saudi Arabia. Additionally, reduced operating performance at certain chemical plants negatively impacted year-to-date income by about $25 million.

Corporate and Other

THIRD QUARTER AND FIRST NINE MONTH COMPARISONS OF 1996 WITH 1995

  Corporate and Other expense of $22 million was $56 million higher than last year's third quarter when results included $71 million of special benefits from a favorable litigation settlement. This year's quarterly results included net special charges of $14 million, $28 million of costs for restructuring implementation, partly offset by a $14 million gain on an asset sale. Excluding special items from both periods, Corporate and Other expense of $8 million was $29 million lower than the third quarter last year when results included costs associated with restructuring. Additionally, the current-year quarter benefited from improved results in real estate operations and the timing of certain miscellaneous items.

  For the first nine months of 1996, Corporate and Other expense was $107 million, $61 million higher than last year. Last year's results included net special benefits of $9 million, the $71 million favorable litigation settlement, offset by $62 million of restructuring charges. This year's results included $45 million of net special charges, $59 million of costs for restructuring implementation, partly offset by a $14 million gain on an asset sale. Excluding special items from both periods, Corporate and Other expense was $62 million, $7 million higher than last year when results were favorably impacted by the sale of an office complex in Arlington, Virginia.

Net Financing Expense

THIRD QUARTER AND FIRST NINE MONTH COMPARISONS OF 1996 WITH 1995

  Net Financing Expense of $67 million was $10 million lower than last year's third quarter due to lower interest rates, partly offset by interest on additional borrowings resulting from this year's Ampolex and Tengiz acquisitions. For the first nine months of 1996, Net Financing Expense of $172 million was $43 million lower than last year reflecting lower average debt balances, lower average interest rates, and the capitalization of interest expense on major projects in Nigeria, Qatar and Canada.


MOBIL                              - 12 -

DISCUSSION OF FINANCIAL CONDITION

  At September 30, 1996, total current assets of $12,637 million were $581 million higher than at year-end 1995 reflecting higher accounts receivable balances due to higher worldwide prices and petroleum product sales volumes, partly offset by the contribution of accounts receivable to the gas marketing joint venture with PanEnergy. Also contributing to the increase in total current assets were higher inventories that mainly reflect higher volumes, and a higher level of cash and cash equivalents.

  Investments and long-term receivables increased $1,030 million, primarily due to the acquisition of a 25% equity interest in the Tengiz field in Kazakstan.

  Net properties, plants and equipment increased $2,481 million to $27,331 million. Capital expenditures, including the acquisition of Ampolex, were partly offset by depreciation, depletion and amortization, and the impact of asset sales.

  Total current liabilities of $14,993 million at September 30, 1996, increased $1,939 million from year-end 1995. This increase primarily reflects higher short-term debt used to fund the acquisitions of Ampolex and Tengiz.

  Total debt of Mobil and its subsidiaries was $8,631 million at September 30, 1996, up $1,875 million from year-end 1995. The debt-to-capitalization ratio was 31% at September 30, 1996, compared with 27% at year-end 1995.

  Deferred Credits and Other Noncurrent Obligations increased $349 million to $1,233 million mainly due to future obligations related to the acquisition of an interest in the Tengiz field.

  Current and noncurrent deferred income tax liabilities increased $729 million, primarily due to the consolidation of Ampolex and accelerated depreciation associated with an increase in investment spending, primarily in international Exploration and Producing.

  Shareholders' equity rose $845 million during the first nine months of 1996, primarily due to an increase of $1,095 million in earnings retained in the business at September 30, 1996. Partly offsetting the higher retained earnings were a net charge in the cumulative foreign exchange translation adjustment account reflecting a strengthening U.S. dollar in certain countries in which the company has significant operations ($104 million) and an increase in the cost of common stock held in the treasury as 1,838,100 shares were purchased on the open market to offset the dilutive effects of the issuance of shares upon exercise of stock options ($207 million).

  During the first nine months of 1996, net cash generated from operating activities was $4,183 million, $1,301 million less than the cash requirements for investing activities and dividends, reflecting the cost of the two major acquisitions of Ampolex and Tengiz, consistent with Mobil's stated growth strategy in international oil and gas.


MOBIL                              - 13 -

DISCUSSION OF FINANCIAL CONDITION - concluded

  Capital and Exploration Expenditures for the third quarter of 1996 were $2,750 million, an increase of $1,631 million from the comparable period last year. For the first nine months of 1996, worldwide capital and exploration expenditures were $4,705 million, compared with $2,897 million for the year-earlier period. The increase in both periods was primarily due to the full consolidation of the Ampolex acquisition that was previously reflected in investments and advances.
----------------------------------------------------------------------------
CAPITAL AND EXPLORATION
  EXPENDITURES                           Third Quarter    First Nine Months
 (In millions)                            1995    1996       1995     1996
                                         -----   -----      -----    -----
 Petroleum Operations                                   |
   Exploration & Producing  - U.S. ..   $  306  $   95  |  $  577   $  367
                            - Intl. .      459   2,226  |   1,267    3,072
   Marketing & Refining     - U.S. ..       94      87  |     333      261
                            - Intl. .      178     243  |     502      730
 Chemical ...........................       63      92  |     155      223
 Corporate & Other ..................       19       7  |      63       52
                                        ------  ------  |  ------   ------
     Total Capital and Exploration                      |
       Expenditures (a)..............   $1,119  $2,750  |  $2,897   $4,705
                                        ======  ======  |  ======   ======
 Memo:                                                  |
 Exploration Expenses charged                           |
   to income, included above                            |
                            - U.S. ..   $   27  $    6  |  $   53   $   39
                            - Intl. .       75     137  |     223      252
                                        ------  ------  |  ------   ------
     Total Exploration Expenses .....   $  102  $  143  |  $  276   $  291
                                        ------  ------  |  ------   ------
----------------------------------------------------------------------------
(a) Current year totals include $1,394 million for the acquisition of Ampolex.

  In addition to the above Capital and Exploration spending, Mobil also acquired a 25% equity interest in the Tengiz oil field in Kazakstan (in the second quarter) for $1.1 billion, of which about half has been paid to date, and the balance will be settled in installments through the year 2000, upon reaching certain project milestones.

  Return on average shareholders' equity was 16.7% for the twelve month period ended September 30, 1996, compared with 13.5% for the calendar year 1995. Return on average capital employed for the twelve month period ended September 30, 1996, was 12.7%, compared with 10.9% for the calendar year 1995.

  Whenever external financing is needed, Mobil and its subsidiary companies have ready access to multiple capital markets, including significant bank credit lines.

  At September 30, 1996, Mobil had effective shelf registration statements on file with the SEC permitting the offer and sale of $1,815 million of debt securities. Shelf registrations allowing the issuance of U.S. $531 million of Euro-Medium-Term Notes and bonds having a principal amount of 30 billion Japanese yen were also in place.










MOBIL                              - 14 -

CURRENT DEVELOPMENTS

Gulf of Mexico

  During 1995, Mobil acquired 40% interest in two deepwater Gulf of Mexico developments -- the Cooper field in Garden Banks and the Green Canyon area's Allegheny field. Recent performance of both projects has been disappointing. Original projections for the Cooper field called for ultimate recovery of 60-90 million barrels of oil equivalent (MMBOE) (Mobil's share 24-36 MMBOE). Original projections for the Allegheny field were for recovery of about 120 MMBOE (Mobil's share 48 MMBOE). Mobil's combined net book value for both fields at September 30, 1996, was $233 million. Ultimate production and recovery for both projects are currently being reevaluated following recent drilling activities at the Allegheny field and recent drilling and production performance at the Cooper field. Ultimate production and reserves are expected to be lower than originally projected at both fields. Lower cost development scenarios are also being progressed for the Allegheny project which will likely delay start-up from late 1998 to near 2000. Mobil is working with Enserch (operator) to determine the best course of action to improve the economics of both projects and continues to closely monitor their progress.



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

  On September 27, 1996, the EPA filed an administrative complaint with the USEPA hearing clerk alleging that Mobil Oil Corporation had violated the Toxic Substances Control Act by failing to submit to EPA copies of several studies regarding toxic substances. The penalty sought is $303,000.

  On September 30, 1996, a previously-reported proceeding brought by the EPA against Mobil Oil Corporation on August 8, 1995 was settled. The EPA had alleged that the operations of Mobil Oil Corporation's Chalmette, Louisiana refinery violated various Clean Air Act requirements and various requirements of the Emergency Preparedness Community Right to Know Act relating to the submission of forms. The EPA had proposed a penalty of $281,991; the proceeding was settled by a payment of $163,945.

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

  Mobil has provided in its accounts for items and issues not yet resolved based on management's best judgement.






MOBIL                              - 16 -

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

Item 6.  Exhibits and Reports on Form 8-K.

  Exhibits.

    The following exhibits are filed with this report:

         11.  Computation of Earnings Per Common Share
         12.  Computation of Ratio of Earnings to Fixed Charges
         27.  Financial Data Schedule (electronic only)

  Reports on Form 8-K.

    Mobil filed the following Current Reports on Form 8-K during and subsequent to the end of the third quarter:

    Date of 8-K                        Description of 8-K

    July 22, 1996     Submitted a copy of the Mobil News Release issued July 22,
                      1996, reporting Mobil's estimated earnings for the second quarter of 1996.

    August 7, 1996    Submitted a news release issued August 7, 1996, reporting
                      that BP and Mobil had received approval from the European
                      Commission to combine the two companies' operations in the marketing and refining of fuels and lubricants.

    September 3, 1996 Submitted  the  "Form  of Note" in
                      connection  with  the  offering  and sale of
                      Mobil   Oil   Corporation   Employee   Stock
                      Ownership Plan Trust Medium-Term Notes.

    October 21, 1996  Submitted a copy of the Mobil News Release issued October
                      21, 1996, reporting Mobil's estimated earnings for the third quarter of 1996.






MOBIL                              - 17 -

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT                                          MOBIL CORPORATION


BY                                                  /S/ M. F. Keeth

NAME AND TITLE                                      M. F. Keeth
                                                    Controller;
                                                    Principal Accounting Officer

DATE                                                November 12, 1996



MOBIL                              - 18 -

                                   EXHIBIT INDEX

EXHIBIT                                         SUBMISSION MEDIA
-------                                         ----------------

  11.  Computation of Earnings Per                Electronic
       Common Share

  12.  Computation of Ratio of Earnings           Electronic
       to Fixed Charges

  27.  Financial Data Schedule                    Electronic

















MOBIL                              - 19 -