Form 10-K
period 1996-12-31
MOBIL CORP
filed 1997-03-14
CIK 67182

1996
-----------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549-1004

                                   FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For the fiscal year ended December 31, 1996

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

  The number of voting securities of the registrant outstanding on February 28, 1997, the latest practicable date, was (i) 394,331,412 shares of common stock, all of which comprise a single class with a $2.00 par value, and each being entitled to one vote and (ii) 87,489 shares of Series B ESOP Convertible Preferred Stock, $1.00 par value per share, and each being entitled to 100 votes for a total of 8,748,900 votes. As of the same date, the aggregate market value of voting stock held by non-affiliates of the registrant was $48,360,023,279, based on a closing price of $122.750 per share. The approximate number of common equity security holders as of the same date was 184,988.

  Parts I and II incorporate information by reference to the Annual Report to Shareholders for the year ended December 31, 1996. Part III contains information incorporated by reference to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.
------------------------------------------------------------------------------

                                MOBIL CORPORATION
                                    Form 10-K
                                December 31, 1996
                                TABLE OF CONTENTS


                                                                Page(s)

                                                        ------------------------

                                                           1996         1996
                                                          Annual       Annual
                                                        Report on    Report to
                                                        Form 10-K   Shareholders

                                     PART I

Item  1. Business ...................................         1                -
            (a) General ..............................        1                -
            (b) Environmental Matters ................        1            28,47
            (c) Segment and Geographic Information ...        2            36,37
            (d) Business Description and Properties ..        2         53,54,59
                   Petroleum Operations ...............       2                -
                     Upstream .........................       3                -
                     Downstream .......................      15                -
                  Chemical Operations ................       16                -
                 Other Operations ...................        18                -
Item  2. Properties .................................        19                -
Item  3. Legal Proceedings ..........................        19                -
Item  4. Submission of Matters to a Vote
            of Security Holders ......................       20                -

                                   PART II

Item  5. Market for Registrant's Common Stock
           and Related Stockholder Matters ..........        21               29
Item  6. Selected Financial Data ....................        21               57
Item  7. Management's Discussion and Analysis
            of Results of Operations and
             Financial Condition ......................      21      19-30,32,34
Item  8. Financial Statements and
             Supplementary Data .......................      21   29,31,33,35-56
Item  9. Changes in and Disagreements with
            Accountants on Accounting and
             Financial Disclosure .....................      21                -

                                  PART III

Item 10. Directors and Executive Officers
           of the Registrant ........................        21                -
Item 11. Executive Compensation .....................        21                -
Item 12. Security Ownership of Certain Beneficial
           Owners and Management ....................        21                -
Item 13. Certain Relationships and
             Related Transactions .....................      21                -

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules
           and Reports on Form 8-K ..................        23                -
         Supplemental Financial Information .........        25                -
           Financial Statement Schedule .............        25                -
         Signatures .................................        26                -
         Exhibit Index  .............................        27                -
         Exhibits ...................................        28                -

                                     PART I

Item 1. Business.

(a) General

  Mobil Corporation (Mobil) was incorporated in March 1976 in the state of Delaware. Mobil's principal business, which is conducted primarily through wholly-owned subsidiaries, is in the petroleum industry. Mobil is also a manufacturer and marketer of petrochemicals, packaging films and specialty chemical products. Through its subsidiaries, Mobil had business interests in more than 125 countries and employed approximately 43,000 people worldwide at December 31, 1996.

  Through its subsidiaries, Mobil operates a worldwide oil and gas exploration and producing business, a global marketing and refining complex, a network of pipelines and tankers linking these worldwide oil and gas businesses, a world-scale chemical business and a highly sophisticated research and engineering operation.

  A list of Mobil's most significant subsidiaries is contained on pages 30 through 32 of this Annual Report on Form 10-K. In this Report, except as otherwise indicated by the context, the term "Mobil" refers to the parent corporation and all of its subsidiaries and affiliates and their operating divisions collectively, and sometimes to one or more of them.

  Mobil makes no representations as to the future trend of its business and earnings, or as to future events and developments that could affect the oil industry in particular and that may affect other businesses in which Mobil is directly or indirectly engaged. These include such matters as the divestiture of certain operations, environmental quality control standards, oil imports, new discoveries of hydrocarbons and the demand for petroleum products. Furthermore, Mobil's business could be affected by future price changes or controls, material and labor costs, legislation, taxes, labor conditions, transportation regulations, tariffs, litigation, embargoes, foreign currency exchange restrictions and changes in foreign currency exchange rates. Mobil has direct and indirect investments and interests in many enterprises worldwide and makes no representation as to future developments which may have a profound effect on its business enterprises throughout the world. Mobil also recognizes that such enterprises are subject to political uncertainties in many of the countries in which it operates. Countries in addition to the U.S. which currently are, and are expected to continue to be, significant contributors to Mobil's operating earnings are Australia, Germany, Indonesia, Japan, Nigeria, Norway, Saudi Arabia, Singapore and the United Kingdom (U.K.).

(b)  Environmental Matters

  The discussions of Environmental Matters on pages 28 and 47 of Mobil's 1996 Annual Report to Shareholders are incorporated herein by reference.

  Mobil and certain of its subsidiaries and affiliates are parties to numerous proceedings instituted by governmental authorities and others under provisions of applicable laws or regulations relating to the discharge of materials into the environment. Such environmental proceedings are further discussed herein on page 19 under Item 3. Legal Proceedings.


Mobil                                - 1 -

(c)  Segment and Geographic Information

  Segment and Geographic information for 1994, 1995 and 1996 on pages 36 and 37 of Mobil's 1996 Annual Report to Shareholders is incorporated herein by reference.

(d)  Business Description and Properties

  In addition to the business description and properties contained herein, the following data included in Mobil's 1996 Annual Report to Shareholders are incorporated herein by reference:

                                                      1996 Annual
                                                       Report to
                                                      Shareholders
                  Description                             Page

   Estimated Quantities of Net Proved Oil and
     Natural Gas Liquids Reserves (Table 1) .....          53
   Estimated Quantities of Net Proved Natural
     Gas Reserves (Table 2) .....................          54
   Petroleum Product Sales ......................          59
   Refinery Runs ................................          59
   Chemical Sales by Product Category ...........          59

      PETROLEUM OPERATIONS

  Mobil is one of the largest oil companies in the world, with petroleum product sales of almost 3.4 million barrels a day. In 1996 Mobil produced the oil equivalent of 1.7 million barrels daily of crude oil, natural gas liquids and natural gas and had refinery runs of 2.1 million barrels per day. Petroleum net sales in 1996 were $66,709 million, up 25% from 1994 and 15% from 1995.

------------------------------------------------------------------------------
Petroleum Sales (a)                                 1994       1995       1996
   (Millions of dollars)
------------------------------------------------------------------------------
   Automotive gasoline ........................   $19,888    $21,697    $23,193
   Distillate and jet fuels ...................    13,671     14,710     17,842
   Other refined petroleum products ...........     6,501      7,318      8,193
                                                   -------    -------    -------
   Total refined petroleum products ...........    40,060     43,725     49,228
   Crude oil ..................................     7,593      8,268     11,206
   Natural gas ................................     5,072      5,282      5,369
   Other products .............................       686        846        906
                                                   -------    -------    -------
   Net Sales of Petroleum .....................   $53,411    $58,121    $66,709
                                                   =======    =======    =======
  (a) Excludes excise and state gasoline
        taxes of ..............................   $ 7,762    $ 8,646    $ 9,236
------------------------------------------------------------------------------

  Prices for crude oil have experienced dramatic fluctuations during the past several years in response to both political and market factors, making it difficult to forecast future trends in prices or margins in Petroleum Operations. During 1996 Mobil's worldwide average price of crude oil increased over $3.50 per barrel reflecting colder winter weather in the northern hemisphere, higher demand, and political uncertainties in the Middle East.

  Mobil's Petroleum Operations are divided into two primary business activities -- Upstream, which refers to exploration and producing; and Downstream, which refers to marketing, refining, supply and transportation.


Mobil                                  - 2 -

      PETROLEUM OPERATIONS -- UPSTREAM

Exploration and Producing

  Significant   developments  in  1996  in  Mobil's  exploration  and  producing operations included the following:

Worldwide
   In 1996, Mobil conducted exploration and producing activities in 34 countries. Net production of liquids (crude oil and natural gas liquids) averaged 854 thousand barrels a day (TBD) in 1996, an increase of 44 TBD from 810 TBD in 1995. Net natural gas production of 4,587 million cubic feet a day (MMCFD) in 1996 was 33 MMCFD higher than 1995. Combined production in the United States was down 7% compared with 1995. International total production was up 8%, primarily due to continued development of resources in Nigeria, new production in Equatorial Guinea and acquisitions of Ampolex and a 25% interest in the Tengiz field. Worldwide natural gas sales in 1996 were 5,475 MMCFD, a decrease of 1,151 MMCFD, as less third-party gas was purchased for resale due to the start-up of the gas marketing joint venture with PanEnergy. Proved liquids and natural gas reserve additions replaced 133% of 1996 production on a barrel of oil equivalent (BOE) basis, including purchases and sales. The following table summarizes net production of crude oil and natural gas liquids (NGL) and of natural gas for 1994 through 1996.

------------------------------------------------------------------------------
                                      Crude Oil & NGL(TBD)  Natural Gas(MMCFD)
Net Production                         1994  1995  1996    1994   1995   1996
------------------------------------------------------------------------------
Fully consolidated companies
  United States ....................    300   282   262   1,568  1,439  1,333
  Europe ...........................    173   173   153     948  1,098  1,187
  Asia-Pacific .....................    100    97   106   1,664  1,554  1,581
  Other Areas ......................    234   213   271     461    432    446
                                        ---   ---   ---   -----  -----  -----
    Total Consolidated .............    807   765   792   4,641  4,523  4,547
                                        ---   ---   ---   -----  -----  -----
Mobil's share of production of
  equity companies .................     47    45    62      29     31     40
                                        ---   ---   ---   -----  -----  -----
Total Production ...................    854   810   854   4,670  4,554  4,587
                                        ===   ===   ===   =====  =====  =====

  This table presents Mobil's net production from properties in which it has a working or royalty interest and its share of production of investees accounted for on the equity method. Net production excludes royalties and quantities due others when produced, whether taken in kind or settled in cash.
------------------------------------------------------------------------------

United States
  In the United States, Mobil produced 1,333 MMCFD of natural gas and 262 TBD of liquids, or a total of 504 thousand barrels a day of oil equivalent (TBDOE) during 1996. When compared to 1995, total production decreased 7% as a result of natural declines of maturing fields and asset divestment.

  To reduce operating costs and focus capital and people resources on core growth areas, Mobil sold 52 non-strategic fields and most of its natural gas gathering and processing assets. The proceeds will be reinvested in more attractive U.S. and international opportunities.

  On August 1, 1996 Mobil's North American natural gas marketing unit and PanEnergy Corp.'s natural gas marketing unit finalized a joint venture to become the third largest natural gas distributer in the U.S., marketing approximately 7 billion cubic feet a day (BCFD). Mobil owns 40% of the new venture, which conducts business as PanEnergy Marketing, L.L.C. in the United States, and PanEnergy Marketing, L.P. in Canada. The joint venture will market nearly all of Mobil's North American natural gas production.

Mobil                                  - 3 -

  In California, Mobil and a subsidiary of Shell (CalResources) have agreed in principle to form a joint venture that will own and operate the current California upstream operations of both companies. Negotiations are currently under way and, if successful, the new company would be the largest producer of oil and natural gas in the state of California with annual production rates in excess of 250 TBDOE.

  Production from the Gulf of Mexico, which accounts for 26% of Mobil's total U.S. production, was approximately 500 MMCFD of natural gas and 41 TBD of oil in 1996. The Mobile Bay development program, accelerated in 1996, will continue to increase production, making Mobil the largest natural gas producer in Mobile Bay. In the deepwater Gulf of Mexico, one of the world's large unexplored basins, Mobil acquired new ownership interests in 51 additional exploration blocks. Mobil now has interests in over 220 blocks.

Europe
  Mobil produced 65 TBD of liquids and 618 MMCFD of gas in the United Kingdom during 1996. Liquid volumes were down slightly from 1995's record volumes primarily due to operational problems in the Scott field early in the year. Natural gas production increased 7% as new field development more than offset natural declines in some of the older fields.

  During the year, Mobil successfully re-negotiated its North Sea 'take or pay' natural gas contracts with British Gas plc. In consideration for terminating two
(2) contracts and certain other price reductions, Mobil will receive additional interests in producing and transportation assets in and around the Beryl field. In all, these assets will provide Mobil with an additional 27 million BOE proved reserves and will increase daily production by approximately 9 TBDOE.

  In 1996, Mobil's share of production in Beryl area fields amounted to 40 TBD of liquids and 86 MMCFD of natural gas. This included contributions from the Nevis development, on stream in the third quarter, and the Telford field, on stream in the fourth quarter.

  All Mobil-equity and third-party gas from the Beryl area and the Scott field is moved through the Mobil-operated 210-mile long Scottish Area Gas Evacuation
(SAGE) pipeline and onshore processing plant at St. Fergus, Scotland. In 1996, the plant became the first of its kind in the U.K. to receive the prestigious 'ISO 9002' quality assurance award for processing natural gas. An upgrade of facilities to accommodate natural gas from the Britannia field, starting in 1998, remains on schedule.

  Mobil produced 83 TBD of liquids and 53 MMCFD of natural gas in Norway during 1996, primarily from two of Europe's largest fields, Statfjord and Oseberg. Nearly 300% of production was replaced, reflecting the significant contribution of reserves from the Aasgard development in the Haltenbanken area, offshore mid-Norway.

   The Aasgard development was approved by the Norwegian parliament in June 1996. Aasgard, a 2.2 BBOE field, is the largest subsea development in the world with over 60 subsea completions. Liquids production will begin in 1998 and natural gas two years later, with Mobil's share (7.35% interest) at 17 TBD of liquids and 70 MMCFD of natural gas.





Mobil                                 - 4 -

  The Njord Field, in which Mobil acquired a 20% interest in 1995, is being developed using subsea completions and floating production facilities. First production is scheduled for the fourth quarter of 1997. Mobil's share of production at peak rate is expected to be 13 TBD.

  In early 1996, Mobil was awarded five licenses in the northern North Sea and Norwegian Sea in the 15th Norwegian license round. These awards will allow us to continue exploring and to build on core production in these two areas. In 1997, Mobil will participate in four wildcat wells and will pursue additional high-potential exploration acreage to be awarded in the Barents Sea.

   An onshore natural gas discovery, Lauwersoog East, was made on the North Friesland concession in the Netherlands in 1996. The field is located in the Anjum area where Mobil has had a string of successful exploration wells in the past. Production from Anjum, scheduled to start in the third quarter 1997, will double Mobil's current Netherlands production of 53 MMCFD by 1999.

  In 1996, Mobil produced 463 MMCFD of natural gas and 5 TBD of crude oil in Germany, totaling 89 TBDOE, a 14% growth over 1995. Mobil's natural gas sales in Germany set a record in 1996, increasing by 15% from 1995. Natural gas sales to Ruhrgas, Mobil's major customer, were unchanged. However, sales to other customers increased significantly, mainly due to deliveries to the former East Germany.

  Mobil's German operation replaced 127% of production, as a result of a successful wildcat and appraisal drilling program and improved reservoir performance.

   The Eggstaett/Breitbrunn project (Mobil share, 20%) in southern Germany commenced in 1996 as a part of Mobil's growing natural gas storage business. Mobil now participates in four significant natural gas storage ventures in Germany. This business provides a reliable contribution to earnings not impacted by price fluctuations. Mobil is well positioned to further grow this business since it owns several depleted reservoirs which can be converted into storage operations in the future.

Asia-Pacific
  Arun, located in northern Sumatra, supplied virtually all of Mobil's production in Indonesia. Mobil's share of production volumes averaged 1,556 MMCFD of natural gas, 35 TBD of condensate and 31 TBD of liquefied petroleum gas
(LPG).

  Additional fields in North Sumatra are being developed to supplement declining Arun production. The onshore South Lhok Sukon A&D fields were brought on line in late 1996. Development of the smaller Pase field began in 1996 with production expected to be on stream in 1998. Development activities commenced for the North Sumatra Offshore "A" field to enable a 1999 start up.

  Additionally, in 1996 Mobil obtained a 26% participating interest in the production sharing contract (PSC) for the Natuna D-Alpha field which is located in the South China Sea northeast of Singapore. Joint efforts to commercialize the project are under way as a supply source for LNG and/or pipeline natural gas.





Mobil                                 - 5 -

  Mobil acquired Ampolex Limited, an Australian based upstream oil and natural gas company, in 1996. At year-end 1996, Ampolex had proved reserves of 98 million BOE. The bulk of Ampolex's assets are located in the Asia-Pacific area.

  In Australia, Ampolex participates in a number of oil and natural gas fields. When combined with Mobil's existing production from the Griffin field, Mobil's Australia production increased by 11 TBDOE to about 34 TBDOE. The Ampolex-operated Wandoo oil development is expected to start production at 40 TBD in the second quarter 1997 (Mobil share, 24 TBD).

  The Gorgon field, also a part of the Ampolex acquisition, in Australia's North West Shelf, is being jointly evaluated with Texaco as a potential LNG development.

  Ampolex is a partner in the successful Chevron-operated Kutubu oil development in the highlands of Papua New Guinea (Mobil share, 17 TBD). In late 1996, a significant oil discovery was made at the Moran prospect in the same country.

Other
  Mobil restructured its western Canada operations to reduce costs and re-focus efforts on areas which have the potential for long-term growth. In Alberta, Mobil is now concentrating on natural gas exploitation and developing its heavy oil resources. Mobil commenced a pilot Steam Assisted Gravity Drainage (SAGD) project to determine the economic viability of this technology on its large heavy oil resources at Celtic, Cold Lake, and Athabasca. Early results are encouraging and the pilot project is being expanded in 1997.

  In eastern Canada, the Hibernia development project (Mobil share, 33%) achieved several major milestones in 1996. Newfoundland Transshipment Ltd. (Mobil share, 41%) was formed in October 1996 to transport Hibernia crude, with the potential to accommodate regional expansion, including the Terra Nova project. In November, the gravity based structure and topsides were completed and preparations are on schedule for tow-out by June 1997. Production from this large oil field, 195 miles offshore Newfoundland, will commence in late 1997, and peak production of about 135 TBD (Mobil share, 45 TBD) is expected by the year 2000.

  Design engineering and detailed cost estimates are currently under way for Terra Nova (Mobil share, 20.7%), a 300-400 million barrel oil field, located 25 miles southeast of Hibernia. Regulatory approval of the development plan is anticipated in mid-1997. First production is expected by late 2001 with peak production rates of 100 TBD shortly thereafter.

  In early 1997, Mobil successfully concluded an asset exchange that resulted in an increase in its interest in the Sable project, off the east coast of Nova Scotia, to 50%. Plans are progressing for the Sable Offshore Energy Project
(SOEP) to develop six fields of natural gas. The development plan has been filed, a three-dimensional geophysical survey over three of the fields has been completed, and the front end engineering design contract was awarded in July.



Mobil                               - 6 -

  A natural gas transportation system is being developed concurrently with the SOEP activities. It will include the Maritimes & Northeast Pipeline, a proposed 640 mile natural gas pipeline and related facilities. The pipeline (Mobil share, 25%) will transport natural gas from the Sable area through the Canadian Maritime provinces and into the northeast United States where it will connect with the North American pipeline grid. Applications have been submitted to the U.S. Federal Energy Regulatory Commission and the Canadian National Energy Board for development of this project.

  Equity production in Nigeria was 209 TBD, 33% above the 1995 level of 157 TBD. The most significant contributor to the increase was the Asasa field which streamed in June 1996 and was producing over 125 TBD (Mobil share, 50 TBD) by year-end. Mobil's Nigerian operation replaced over 200% of production, due to new finds and improvements in the existing resource base.

  Production is expected to grow to 600 TBD (Mobil share, 240 TBD) in 1997 and to 900 TBD (Mobil share, 360 TBD) during the next decade. Major projects initiated in support of this growth plan include Ekpe gas compression, the Usari field development and further development of the Oso field. The Oso NGL project (Mobil share, 51%) to extract natural gas liquids from the Oso field was about 75% complete at year-end 1996 and is on track to stream in 1998. Peak production is projected to be 50 TBD (Mobil share, 26 TBD).

  Mobil has a 40% interest in a joint venture with the Nigerian National Petroleum Corporation (NNPC) covering leases in shallow water offshore southeastern Nigeria. Work obligations have been completed and discussions with NNPC are currently under way for commercializing these leases. Mobil also operates a 565,000 acre deepwater block under a Production Sharing Contract in which Mobil holds a 50% interest. Exploration continues, with the first exploration well spudded at year-end 1996.

  The Zafiro field was discovered in March 1995, marking the first significant oil discovery in Equatorial Guinea. Mobil holds a 75% interest in the 547,000 acre Block B concession, located 50 miles offshore Bioko Island in the Gulf of Guinea. In August 1996, Mobil, as operator, and partner, United Meridian, began producing from the Zafiro field--only 18 months after the discovery well test--to a floating production, storage and offloading vessel, the Zafiro Producer. By the end of 1996, the field was delivering approximately 30 TBD (Mobil share, 21 TBD) from six subsea wells. Phase II development of the Zafiro field is planned to increase gross production to about 80 TBD by 1998.

  In addition to Zafiro development activity, Mobil made two discoveries in the vicinity of the Zafiro field. The Rubi-1 wildcat tested oil and gas from a reservoir not previously seen in Zafiro. The second reservoir was discovered by the Jade-1 wildcat. Further appraisal drilling of the Jade reservoir is planned in early 1997.

  Mobil's two Qatar LNG ventures in partnership with the Qatar General Petroleum Corporation (QGPC) continued to progress steadily during 1996. Both ventures will develop the giant North Field that has about 250 trillion cubic feet of proved reserves.


Mobil                              - 7 -

  The Qatargas LNG Venture, in which Mobil has a 10% interest, achieved a major milestone in 1996. The first cargo of LNG to be produced from Qatar was shipped in December, marking the first new source of LNG from the Middle East since 1977. The LNG was delivered to Japan's Chubu Electric Power Company in early 1997 commencing a 25 year supply agreement. Sales to Japanese gas and electric utilities will ultimately reach 6 million metric tons a year (MMTA). The second Qatargas liquefaction train was completed in early 1997. A third is scheduled for commissioning and start-up in 1998. Peak gross production volumes of 1,200 MMCFD of natural gas and 40 TBD of condensate will be reached soon thereafter.

  Development of Mobil's second LNG project in Qatar, Ras Laffan Liquefied Natural Gas Company, Ltd., (Ras Laffan) is well under way. Equipment, such as main heat exchangers and storage tanks, that require a long lead time, are being fabricated, and site preparation is complete. Construction of the LNG plant is under way at the onshore location, while upstream, the offshore jackets for the producing platforms have been set and drilling activities will begin by the second quarter of 1997.

  During 1996, the Ras Laffan shareholders, QGPC(70%) and Mobil(30%), reached agreement with two Japanese trading companies, Itochu Corporation and Nissho Iwai Corporation, to sell them a 7% interest in Ras Laffan; commencing in 1997, this will reduce Mobil's interest to 26.5%.

  Ras Laffan has contracted to sell 2.4 MMTA of LNG to Korea Gas Corporation (KOGAS) for 25 years with initial deliveries planned for 1999. In early 1997, Ras Laffan reached an agreement in principle to increase its sale of LNG to KOGAS under the contract to 4.8 MMTA. Marketing is ongoing for future sales with a goal of supplying at least 10 MMTA of LNG to both existing and emerging markets in the Far East, Asia and Europe.

  Mobil has a 4.75% interest in an onshore oil concession operated by ADCO, the Abu Dhabi Company for Onshore Oil Operations. A capacity expansion program is expected to raise Mobil's share of sustainable production from 42 TBD in 1996 to nearly 60 TBD by the year 2001.

New Business Development
Mobil continues to expand its portfolio of new business opportunities with the acquisition and development of Upstream projects throughout the world.

South America
-  Venezuela: Exploration activities are progressing at the Mobil-operated
   La Ceiba exploration block (Mobil share, 50%), located on the southeastern shores of Lake Maracaibo in western Venezuela, at a pace that will allow drilling to start in the second quarter of 1997. In addition to La Ceiba, the Quiamare block in eastern Venezuela was recently added to Mobil's assets by Ampolex's 25% interest in a production service contract. Quiamare also contains several large exploration prospects to be further evaluated in 1997. Mobil and Lagoven, an affiliate of Petroleos de Venezuela, signed a Heads of Agreement in September 1996, outlining basic terms for a joint venture involving the production of extra-heavy crude oil from Venezuela's Orinoco Tar Belt. This venture also involves partially upgrading the crude in Venezuela, with final

Mobil                              - 8 -

New Business Development -- South America

   processing at Mobil's Chalmette, Louisiana refinery. In February 1997, Veba Oel, an affiliate of Veba AG, joined Mobil and Lagoven in the joint venture with a 16.7% interest. The remaining 83.3% interest will be shared equally by Mobil and Lagoven. Part of the terms of the agreement call for 50-50 ownership of the Chalmette facility by Mobil and Lagoven. The Mobil
   - Lagoven venture requires formal approval by the Venezuelan Congress and completion of the formal joint venture agreements, which are expected early in the second quarter of 1997.
- Peru: Mobil and its partner Shell signed a license agreement for rights to develop Camisea, the largest natural gas field in South America. Camisea is located in southern Peru, 500 kilometers southeast of the capital, Lima. Mobil's share in the Camisea project is 42.5% with Shell, as operator, holding the remaining 57.5% of the joint venture. The license agreement provides that during an initial two-year period, there will be three appraisal wells, detailed engineering studies, seismic reprocessing and environmental assessments, and a commercial program aimed at developing the Peruvian gas market.

- Argentina: Mobil acquired an interest in two natural gas properties in 1996, strengthening its position in the Argentinian natural gas sales market. In addition, Mobil expects to utilize new regional pipelines to Brazil and Chile to expand its natural gas sales.
   Through its acquisition of Ampolex, Mobil gained a 23% interest in the Aguarague block located in northwestern Argentina. Mobil's share of current production is about 30 MMCFD. Mobil also purchased a 28% interest in the Chihuidos block located in central Argentina's Neuquen basin. The block contains one producing field, Sierra Chata, which is currently producing
   160 MMCFD (Mobil share, 45 MMCFD). Sierra Chata natural gas will be the first exported to Santiago, Chile, when the new GasAndes pipeline is completed in 1997.

Africa
   - Angola: Mobil, with 50% interest and operatorship, signed a production sharing contract for a deepwater block located in the lightly explored Kwanza Basin. The first wildcat was drilled in late 1996. Evaluation of the commerciality of this prospect and another wildcat are planned for 1997. Additionally, Mobil holds a 21% interest in a Shell-operated block.
   -  Algeria:  In December  1996,  Mobil spudded its second wildcat well on the
      2.25 million-acre Touggourt concession. After the completion of this wildcat, the first appraisal well to the 1995 oil discovery will be drilled to test the feasibility of horizontal completions. Mobil has the option to enter into the third exploration phase with a further wildcat obligation. A decision is to be made by July 1997.

Europe
   - Italy: Mobil participated with partners in the third appraisal well of the Tempa Rossa field. Two additional appraisal wells will be drilled in 1997 with a decision to develop the field expected before the end of the year.




Mobil                              - 9 -

Former Soviet Union

   - Russia: A Mobil-led consortium was awarded exclusive rights to negotiate a Production Sharing Agreement (PSA) for exploration of the 1.7 million-acre Kirin block, offshore Sakhalin Island. The PSA for Kirin has been negotiated and is being reviewed in Moscow by the appropriate authorities.
   - Kazakstan: During 1996, Mobil purchased a 25 percent equity interest in the Tengizchevroil joint venture, which operates the Tengiz oil field. Located on the eastern shore of the Caspian Sea, Tengiz is one of the world's largest oil fields. Gross production at the end of 1996 was about 160 TBD (Mobil share, 40 TBD), and is projected to peak at 940 TBD (Mobil share, 235 TBD) around the year 2014.
      In 1993, Kazakstan selected Mobil as the only U.S.-based company in a consortium to explore for hydrocarbons in the Kazak sector of the Caspian Sea. The Caspian Sea Consortium completed a seismic program in the summer of 1996, ahead of schedule and under budget, as a prelude to exploratory drilling. Block selection for drilling will be completed by the second quarter of 1997.
      In April 1995, Mobil signed an agreement with three Kazakstani companies forming the Tulpar Munai Joint Venture to explore and develop the 4 million acre Tulpar block in northern Kazakstan. In 1996, Shell and Japan Kazakstan Petroleum Company each acquired 12.5% interest in the Tulpar block -- half of Mobil's 50% interest.
      Mobil has worked closely with the governments of Kazakstan, Oman and Russia and seven other oil companies to plan a 900-mile pipeline from the Tengiz oil field to Russia's Black Sea port of Novorossiysk. In April 1996, an agreement to restructure the Caspian Pipeline Consortium was reached; the restructured shareholder's agreement was signed in December 1996 providing Mobil with a 7.5% interest. The pipeline will provide economic benefits for the entire region and give Kazakstan a new export route for its oil when completed in 1999.

   - Azerbaijan: Negotiations with the State Oil Company of the Azerbaijan Republic are in progress for the Tagiev deepwater block and the Oguz block, which lie immediately south and adjacent to the Neft Dashlary and Guneshli fields. Technical and commercial evaluations are expected to be be completed in early 1997.
      Mobil has joined with Ramco and Total in an alliance to study and evaluate the shallow water coastline of Azerbaijan. In addition, Mobil is conducting a regional study of the entire southern Caspian Sea area to identify additional near term and longer term opportunities.

   - Turkmenistan: Mobil opened a venture office in Ashkabat, the capital of Turkmenistan, in July 1996. Mobil concluded an agreement with Monument
      Oil & Gas plc. and the government of Turkmenistan to develop and explore opportunities in the Nebit Dag License, onshore western Turkmenistan. The license contains five producing properties and additional exploration potential. Production is scheduled to commence in 1997. In early 1997, Mobil and Monument entered into separate agreements with the government of Turkmenistan to extend their exploration and producing program to cover other opportunities in the same region.




Mobil                              - 10 -

 Reserves
  Mobil is required to report reserve estimates to the U.S. Department of Energy. During 1996 Mobil filed proved reserve estimates covering the year 1995 under forms EIA-23, Annual Survey of Domestic Oil and Gas Reserves, and EIA-28, Financial Reporting System. Such estimates were consistent with reserve data filed with the Securities and Exchange Commission (S.E.C.).
------------------------------------------------------------------------------
Wells in Process of Being Drilled                               Total
  at December 31, 1996                                      Gross    Net
------------------------------------------------------------------------------
  United States .........................................       6      3
  International .........................................      46     19
                                                               --     --
  Worldwide .............................................      52     22
                                                               ==     ==
------------------------------------------------------------------------------

------------------------------------------------------------------------------
Improved Recovery Projects            Being Installed       In Operation
  at December 31, 1996                 Gross    Net         Gross    Net
------------------------------------------------------------------------------
  United States ....................       -      -           205     62
  International ....................       2      1            73     39
                                           -      -           ---    ---
  Worldwide ........................       2      1           278    101
                                           =      =           ===    ===
-----------------------------------------------------------------------------

------------------------------------------------------------------------------
                             ------- International --------
Productive Wells at                   Asia-   Other          World-   Mult.
  December 31, 1996    U.S.  Europe  Pacific  Areas   Total   wide   Compl.(a)
------------------------------------------------------------------------------
Oil: Gross .......   19,086   1,039     683   1,578   3,300  22,386    701
     Net .........    6,945     303     102     877   1,282   8,227    285

Gas: Gross .......    4,699     480      84     958   1,522   6,221    708
     Net .........    3,083     137      80     255     472   3,555    408

(a) Multiple completions included in geographic totals.
------------------------------------------------------------------------------

Mobil                              - 11 -

------------------------------------------------------------------------------
Net Exploratory and                      ------- International --------
  Development Wells                               Asia-   Other         World-
  Drilled                      U.S.      Europe  Pacific  Areas   Total  wide
------------------------------------------------------------------------------
  1994
  Exploratory wells
    Productive .............     42         2        -      17      19     61
    Dry ....................     19         7        5      23      35     54
  Development wells
    Productive .............    393        14        2      17      33    426
    Dry ....................     14         -        -       1       1     15

  1995
  Exploratory wells
    Productive .............     41         -        -      25      25     66
    Dry ....................     18         7        3      17      27     45
  Development wells
    Productive .............    476        14        1      62      77    553
    Dry ....................     15         -        1       1       2     17

  1996
  Exploratory wells
    Productive .............     21         3        1      45      49     70
    Dry ....................     18        12        4      18      34     52
  Development wells
    Productive .............    293        13       12     100     125    418
    Dry ....................      8         -        1       1       2     10
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Oil and Gas Acreage
  at December 31, 1996               Undeveloped Acreage   Developed Acreage
   (Thousands of acres)                Gross       Net      Gross       Net
-------------------------------------------------------------------------------
  United States ..................     4,186     2,474      4,408     2,739

  Europe .........................    14,001     5,112      1,594       568
  Asia-Pacific ...................    46,155    19,850      1,764       342
  Other ..........................    61,966    26,885      3,719     1,574
                                     -------    ------     ------     -----
    Total International ..........   122,122    51,847      7,077     2,484
                                     -------    ------     ------     -----
  Worldwide ......................   126,308    54,321     11,485     5,223
                                     =======    ======     ======     =====

--------------------------------------------------------------------------------

Mobil                              - 12 -

--------------------------------------------------------------------------------
Average Sales Price/Transfer Value
--------------------------------------------------------------------------------
  The following table shows Mobil's average sales price/transfer value (transfer values are essentially equal to third-party sales prices) and average production costs in oil and natural gas producing activities in 1994, 1995 and 1996. In calculating the "dollar per barrel" data, the divisor used is net production. Natural gas volumes have been converted to oil equivalent barrels and restated on a BTU (British Thermal Unit) basis, using 5,516, 5,510, and 5,519 cubic feet of gas per barrel for 1994, 1995, and 1996, respectively. Mobil's share of equity companies represents Mobil's share of results of operations for producing activities of investees accounted for on the equity method. The geographic segment "Other Areas", in this table, includes principally Canada and Nigeria.
--------------------------------------------------------------------------------
UNITED STATES                                           1994     1995     1996
--------------------------------------------------------------------------------
Revenues
  Crude oil (per barrel) ............................  $12.91   $14.52   $17.40
  NGL (per barrel) ..................................  $10.37   $ 9.94   $13.16
  Natural gas (per thousand cubic feet) (a)..........  $ 1.72   $ 1.41   $ 2.17
Average dollars per barrel of oil equivalent
  Revenues ..........................................  $10.41   $10.13   $13.48
  Production (lifting) costs ........................   (4.43)   (4.95)   (5.08)
  Exploration expenses ..............................   ( .54)   ( .36)   ( .41)
  Depreciation, depletion and amortization ..........   (4.45)   (5.86)   (3.46)
  Other operating revenues/(expenses) ...............   ( .15)     .16     1.43
  Income tax expense ................................   ( .25)     .34    (1.99)
                                                       ------   ------   -------
Results of operations for producing activities ......  $  .59   $( .54)  $ 3.97
                                                       ======   ======   =======
Mobil's share of equity companies ...................       -        -       (b)
                                                       ======   ======   =======
Total ...............................................  $  .59   $( .54)  $ 4.00
                                                       ======   ======   =======
Above results include the following special items:
  Asset sales and write-downs .......................   ( .85)   ( .11)     .65
  Restructuring provisions ..........................       -    ( .26)    (.04)
  Asset impairment (FAS 121) ........................       -    (1.85)    (.37)

(a) Effective 1996, the wellhead price is reported. Prior year numbers have been restated to reflect current year reporting. This reporting change to wellhead price is consistent with our gas marketing business realignment.
(b)   Not applicable
--------------------------------------------------------------------------------
EUROPE                                                   1994     1995     1996
--------------------------------------------------------------------------------
Revenues
  Crude oil (per barrel) ............................  $16.21   $17.47   $20.85
  NGL (per barrel) ..................................  $11.69   $14.32   $17.47
  Natural gas (per thousand cubic feet) .............  $ 2.70   $ 2.70   $ 2.78
Average dollars per barrel of oil equivalent
  Revenues ..........................................  $15.43   $15.99   $17.62
  Production (lifting) costs ........................   (5.24)   (5.29)   (5.44)
  Exploration expenses ..............................   (1.15)   ( .94)   (1.17)
  Depreciation, depletion and amortization ..........   (3.40)   (3.43)   (3.49)
  Other operating revenues/(expenses) ...............     .52      .91      .71
  Income tax expense ................................   (3.65)   (4.06)   (4.73)
                                                       ------   ------   ------
Results of operations for producing activities ......  $ 2.51   $ 3.18   $ 3.50
                                                       ======   ======   ======
Mobil's share of equity companies ...................  $ 1.96   $ 2.79   $ 4.04
                                                       ======   ======   ======
Total ...............................................  $ 2.51   $ 3.17   $ 3.50
                                                       ======   ======   ======
Above results include the following special items:
  Asset sales and write-downs .......................   ( .13)     .04        -
  Restructuring provisions ..........................   ( .07)    (.19)       -
  Tax related items .................................       -      .19        -
  Asset impairment (FAS 121) ........................       -     (.09)       -

--------------------------------------------------------------------------------


Mobil                               - 13 -

--------------------------------------------------------------------------------
ASIA-PACIFIC                                            1994     1995     1996
--------------------------------------------------------------------------------
Revenues
  Crude oil (per barrel) ............................  $14.93   $15.09   $20.92
  NGL (per barrel) ..................................  $11.77   $16.35   $18.19
  Natural gas (per thousand cubic feet) .............  $ 1.99   $ 2.15   $ 2.50
Average dollars per barrel of oil equivalent
  Revenues ..........................................  $11.69   $12.77   $15.18
  Production (lifting) costs ........................   (1.78)   (1.73)   (2.01)
  Exploration expenses ..............................   ( .71)   ( .56)   (1.09)
  Depreciation, depletion and amortization ..........   (1.57)   (1.48)   (2.12)
  Other operating revenues/(expenses) ...............   ( .04)   ( .06)     .04
  Income tax expense ................................   (4.54)   (5.18)   (6.11)
                                                       ------   ------   ------
Results of operations for producing activities ......  $ 3.05   $ 3.76   $ 3.89
                                                       ======   ======   ======
Mobil's share of equity companies ...................  $  .41   $ 1.73      *
                                                       ======   ======   ======
Total ...............................................  $ 3.01   $ 3.74   $ 3.87
                                                       ======   ======   ======

Above results include the following special items:
  Asset sales and write-downs .......................       -      .12     (.15)
  Restructuring provision ...........................       -        -     (.03)

--------------------------------------------------------------------------------
OTHER AREAS                                             1994     1995     1996
--------------------------------------------------------------------------------
Revenues
  Crude oil (per barrel) ............................  $15.26   $17.03   $20.67
  NGL (per barrel) ..................................  $11.44   $14.74   $16.54
  Natural gas (per thousand cubic feet) .............  $ 1.29   $  .78   $  .89
Average dollars per barrel of oil equivalent
  Revenues ..........................................  $12.94   $13.49   $17.03
  Production (lifting) costs ........................   (4.38)   (5.83)   (5.46)
  Exploration expenses ..............................   (1.31)   (1.41)   ( .95)
  Depreciation, depletion and amortization ..........   (2.59)   (3.75)   (1.41)
  Other operating revenues/(expenses) ...............     .95      .73     1.48
  Income tax expense ................................   (4.15)   (3.44)   (8.43)
                                                       ------   ------   ------
Results of operations for producing activities ......  $ 1.46   $( .21)  $ 2.26
                                                       ======   ======   ======
Mobil's share of equity companies ...................  $  .96   $  .94   $ 2.02
                                                       ======   ======   ======
Total ...............................................  $ 1.39   $( .07)  $ 2.23
                                                       ======   ======   ======
Above results include the following special items:
  Asset sales and write-downs .......................   ( .32)       -      .22
  Restructuring provision ...........................       -    ( .12)       -
  Asset impairment (FAS 121) ........................       -    ( .89)       -

--------------------------------------------------------------------------------
WORLDWIDE                                               1994     1995     1996
--------------------------------------------------------------------------------
Revenues
  Crude oil (per barrel) ............................  $14.64   $16.10   $19.76
  NGL (per barrel) ..................................  $ 8.99   $10.38   $15.48
  Natural gas (per thousand cubic feet) .............  $ 1.96   $ 1.87   $ 2.29
Average dollars per barrel of oil equivalent
  Revenues ..........................................  $12.26   $12.75   $15.61
  Production (lifting) costs ........................   (3.95)   (4.42)   (4.50)
  Exploration expenses ..............................   ( .86)   ( .74)   ( .87)
  Depreciation, depletion and amortization ..........   (3.17)   (3.85)   (2.70)
  Other operating revenues/(expenses) ...............     .23      .39      .94
  Income tax expense ................................   (2.76)   (2.70)   (5.01)
                                                       ------   ------   ------
Results of operations for producing activities ......  $ 1.75   $ 1.43   $ 3.47
                                                       ======   ======   ======
Mobil's share of equity companies ...................  $  .96   $ 1.15   $ 2.26
                                                       ======   ======   ======
Total ...............................................  $ 1.73   $ 1.42   $ 3.42
                                                       ======   ======   ======
Above results include special items, net ............   ( .40)   ( .93)     .08

--------------------------------------------------------------------------------
* Not meaningful due to the exploratory nature of related activities.

Mobil                              - 14 -

      PETROLEUM OPERATIONS -- DOWNSTREAM

Refining

  At December 31, 1996, Mobil owned or had an operating interest in 21 refineries in 13 countries. Mobil's share of crude oil refinery capacity was 2,297 TBD, about 45% of which was located in the United States. Worldwide utilization of Mobil's refining capacity averaged 92% in 1994, 92% in 1995 and 94% in 1996.

  Significant developments in 1996 in Mobil's refining operations included the following:

   - At Altona, Australia, construction is under way on a new fluid catalytic cracking unit, which will increase gasoline and distillate production at the refinery. It is scheduled for completion mid-1997.

   - Construction is under way on a residual fuel oil upgrading unit at a joint venture refinery (Mobil share, 25%) in Kawasaki, Japan, and will be completed in mid-1997. It will increase production of gasoline and low-sulfur distillates and fuel oil.

   - Construction is under way on an 8 TBD lubricant base stock unit which will enhance the Jurong, Singapore, refinery. It is scheduled to start-up in mid- 1997.

   - At Yanbu, Saudi Arabia, the Petromin Lubricating Oil Refining Company (Mobil share, 30%) is constructing a new 5 TBD lubricant base stock refinery, with completion scheduled during the first half of 1997.

   -  Mobil acquired an interest in the La Pampilla, Peru, Refinery.


Marketing
------------------------------------------------------------------------------
Petroleum Sales Volumes By Product (TBD)               1994     1995     1996
------------------------------------------------------------------------------
  Automotive gasoline ............................    1,216    1,291    1,322
  Jet fuel .......................................      246      262      275
  Distillate .....................................      911      954    1,033
  Other products .................................      702      715      738
                                                      -----    -----    -----
  Total ..........................................    3,075    3,222    3,368
                                                      =====    =====    =====
------------------------------------------------------------------------------
  Petroleum products are marketed extensively in the U.S. and in almost 100 other countries. Mobil has over 18,000 retail outlets, about 45% of which are located in the United States. Petroleum products include automotive and aviation gasolines, motor oils, lubricants and greases, marine fuels, jet fuels, fuel oil, diesel oil, kerosene, asphalts, naphthas, solvents, waxes and liquefied petroleum gas.

  The principal brand names identifying Mobil's products are "Mobil(R) Unleaded", "Mobil Super+(R) ", "Mobil(R) Special", "Mobil(R) Regular", and "Mobil(R) Premium" gasolines, and "Mobiloil(R)", "Mobilheat(TM)", "Mobilgrease(R)", "Mobil 1(R)", "Delvac 1(R)", and "Mobil(R)" industrial and marine lubricants and process products.

  In 1996, Mobil and British Petroleum p.l.c. (BP) entered into a strategic alliance to strengthen their European operations in the refining and marketing of fuels and lubricants. The alliance will be implemented through separate operating businesses



Mobil                              - 15 -
for fuels and lubricants in each of 43 countries where Mobil and BP affiliates are already active or may develop future business. The businesses in the United Kingdom, Turkey and Portugal commenced operations in the fourth quarter of 1996. Businesses in the remaining countries will be implemented in 1997.

  In each country, Mobil will have a 30% interest in the fuels business and a 51% interest in the lubricants business. The alliance is expected to produce efficiencies through sharing costs, eliminating duplication, and achieving economies of scale, while providing a platform for future growth.

  In Tianjin, China, a lubricant blending plant was streamed in late 1996. This was the first 100% foreign-owned oil industry facility approved in China. A second lubricant blending plant, located at Taicang, China (near Shanghai), is under construction and is scheduled to be streamed in late 1997. Mobil has entered the lubricants market in Peru with the acquisition of Petrolube facilities.

  In Africa, Mobil entered the Kenya market with a full line of oil products with its purchase of Exxon's affiliate in that country.

Tankers
  At December 31, 1996, Mobil owned 25 ocean-going tankers with an aggregate of 3,268 thousand deadweight tons, of which one, with a capacity of 49 thousand deadweight tons, was registered in the United States. An additional 5 tankers, aggregating 838 thousand deadweight tons, were under term charter including Mobil's newest very large crude carriers (VLCCs), the RAVEN and EAGLE. The RAVEN, Mobil's second double-hull, 280 thousand deadweight-ton VLCC was placed in service in June 1996. The vessel, with a capacity of 2.2 million barrels of crude oil, is similar to the EAGLE which was commissioned in 1993. Both the EAGLE and RAVEN were sold to separate joint venture (J/V) companies (Mobil's share, 50%) in December 1996. These vessels will continue to be operated by Mobil under long-term charter with the J/V companies. In July 1996, Mobil ordered two additional double-hull VLCCs similar in size to the two already in service. These two new construction contracts were subsequently assigned in December to the same J/V company that owns the RAVEN and will be operated by Mobil under similar term charter arrangements. The first of the newly contracted ships is scheduled to be delivered November 1998, and the second in May 1999.

Pipelines
  At December 31, 1996, Mobil's U.S. pipeline system, including partly-owned facilities, consisted of 13,589 miles of crude oil, natural gas liquids, natural gas, and carbon dioxide trunk and gathering lines, and 8,026 miles of product lines. Also at that date, Mobil's pipeline system outside the U.S., including partly owned facilities, consisted of 10,362 miles of crude oil, natural gas liquids, and natural gas trunk and gathering lines, and 1,914 miles of product lines.


      CHEMICAL OPERATIONS
  Mobil Chemical, with manufacturing operations in 11 countries, is a large producer of petrochemicals, packaging films and specialty chemical products.


Mobil                              - 16 -

------------------------------------------------------------------------------
Mobil Chemical Facilities                   United       Inter-       World-
 at December 31, 1996                       States     national (a)    wide
------------------------------------------------------------------------------
  Petrochemicals .......................         6            7          13
  OPP Films ............................         3            6           9
  Additives and Synthetics .............         3            2           5
  Research and Development .............         3            -           3
                                                --           --          --
   Total Chemical facilities ...........        15           15          30
                                                ==           ==          ==
   (a) Includes seven partly owned facilities.
------------------------------------------------------------------------------

  Principal chemical products include basic petrochemicals (ethylene, propylene, benzene, paraxylene), intermediates (ethylene glycol) and a key derivative (polyethylene). Other products include synthetic lubricant base stocks and lube additives, and plastic films for packaging and industrial applications.

Significant developments in 1996 in Mobil's chemical operations included the following:

   - In February, the sale of Muehlstein, Mobil's resin trading operation, was completed. In June, the Tucker Housewares business was sold, completing Mobil's withdrawal from the polyethylene and polystyrene plastics fabricating businesses in North America. In August, the sale of Mobil's Composite Products (Trex) wood-thermoplastic lumber substitute business was completed.

   - Mobil Yanbu Petrochemical Company and Saudi Basic Industries Corporation are expanding their 50-50 joint venture petrochemicals complex in Yanbu, Saudi Arabia, by the addition of a second ethylene production facility and facilities to produce additional polyethylene and ethylene glycol as well as polypropylene.

   - In January 1997, Mobil Chemical signed a previously announced agreement to enter into a 50-50 joint venture with Pequiven, the petrochemical affiliate of Venezuela's state-owned oil company, Petroleos de
      Venezuela, S.A. to evaluate the feasibility of developing a new olefins complex at an existing petrochemicals site at Jose, Venezuela.
      The facility will include an ethylene cracker and related facilities to produce polyethylene and ethylene glycol.

   - As part of Mobil's previously announced program to expand worldwide paraxylene production capacity, the major expansion in Chalmette, Louisiana, was streamed in late 1996. Construction is substantially completed at the grassroots complex in Beaumont, Texas, and start-up is slated for late first quarter, 1997.



Mobil                              - 17 -

      OTHER OPERATIONS

Mining and Minerals

  Mobil Mining and Minerals produced and sold phosphate rock and fertilizers, marketed Mobil's recovered sulfur in the U.S. and administered other mineral resources. In April 1996 Mobil completed the previously announced sale of its Nichols phosphate mine in Polk County, Florida. In conjunction with the sale, the purchaser, Agrifos L.L.C. entered into a long-term tolling agreement to process rock at Mobil's fertilizer plant in Pasadena, Texas. This sale completes Mobil's exit from the phosphate mining business.


Real Estate

  Mobil Land Development Corporation (Mobil Land) carried on Mobil's real estate activities in the United States. In the fourth quarter of 1996, Mobil Land completed the previously announced sale of its community development business in seven states to a real estate investment fund. The sale of Phase I of Reston Town Center, a mixed office/retail complex in Reston, Virginia, and the sale of the Hyatt Hotel in Reston were also completed. With these sales, Mobil has now divested all of its land holdings with the exception of the Desert Mountain development, located in North Scottsdale, Arizona.


Research

  Mobil engages in research and development, principally in the U.S., Australia, France, Germany, Japan, Norway and the United Kingdom. Activities include the development of technologies and services which improve Mobil's competitiveness in core business areas -- finding oil and gas, and converting them to fuels, lubricants and chemicals while meeting environmental, health and safety standards. Annual research expense was $275 million in 1994, $252 million in 1995, and $206 million in 1996.


Mobil                              - 18 -

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

   On November 25, 1996, a previously-reported civil action, brought by the Department of Justice on March 28, 1996 in the U.S. District Court for the Middle District of Florida, was dismissed. The Department of Justice had alleged that the operation of Mobil Mining and Minerals Company's facilities located in South Fort Meade, Fort Meade and Nichols, Florida, violated the Clean Water Act by reason of (a) discharges of pollutants into navigable waters of the United States in violation of permits issued under that Act and (b) unpermitted point source discharges. The maximum potential amount of the penalties sought in the action, based upon the maximum statutory penalty amount of $25,000 per day per violation, were approximately $6.5 million. The action was dismissed upon a payment of $200,000.

   On December 11, 1996, a previously-reported proceeding, brought by the Maine Department of Environmental Protection (the "MDEP") against Mobil Oil Corporation on March 13, 1996 was settled. The MDEP had (1) alleged that the operation of a service station in Saco, Maine violated MDEP's regulations by reason of (a) failure to report evidence of a leak, (b) discharge of oil to the environment, (c) failure to maintain leak detection equipment and (d) failure to annually test electronic leak detection equipment, and (2) proposed a penalty of $127,500. The proceeding was settled by a payment of $69,750.




Mobil                              - 19 -

   On October 9, 1996, a previously-reported proceeding, brought by the EPA against Mobil Oil Corporation on September 27, 1996, was settled. The EPA had filed an administrative complaint with the USEPA hearing clerk alleging that Mobil Oil Corporation had violated the Toxic Substances Control Act by failing to submit to the EPA copies of several studies regarding toxic substances, and had sought a penalty of $303,000. The proceeding was settled by a payment of this amount.

   The matters described in the preceding paragraphs are not of material importance in relation to Mobil's accounts and are described in compliance with SEC rules regarding disclosure of such matters although not material.

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

  Mobil has provided in its accounts for items and issues not yet resolved based on management's best judgement.

Item 4.  Submission of Matters to a Vote of Security Holders.

  None submitted.

Mobil                              - 20 -

                                  PART II

  The information required by Items 5 through 7 is incorporated herein by reference to Mobil's 1996 Annual Report to Shareholders. The charts, graphs and associated captions appearing on pages 18 through 34 of Mobil's 1996 Annual Report to Shareholders are not incorporated into this Annual Report on Form 10-K. Below is an index to the incorporated information.
                                                           1996 Annual Report
                                                             To Shareholders
Item                      Description                            Page(s)

 5.   Market for Registrant's Common Stock and Related
        Stockholder Matters ..............................              29
 6.   Selected Financial Data ............................              57
 7.   Management's Discussion and Analysis of Results of
        Operations and Financial Condition ...............     19-30,32,34

Item  8.  Financial Statements and Supplementary Data.

  See page 23 for a list of the financial statements and supplementary data including those incorporated herein by reference to Mobil's 1996 Annual Report to Shareholders.

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

Item 10.  Directors and Executive Officers of the Registrant.

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management.

Item 13.  Certain Relationships and Related Transactions.

  For Item 10, the names and ages of the Executive Officers of Mobil as of March 1, 1997, and the position(s) each of them has held during the past five years, are provided on page 22 of this Annual Report on Form 10-K. The other information called for by Item 10, and the information called for by Items 11, 12 and 13, is incorporated by reference to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, to be held on May 8, 1997, which will be filed with the S.E.C. within 120 days after December 31, 1996.

  Information required by Item 10 of this report related to the names and ages of the Executive Officers of Mobil Corporation as of March 1, 1997 and the position(s) each of them has held during the past five years, is provided on the following page.



Mobil                               - 21 -

--------------------------------------------------------------------------------
                      Executive Officers of the Registrant
--------------------------------------------------------------------------------
   Name (Age)         Position(s) Held During Past Five Years         Years Held
Robert F.     Vice President, Administration .................... 1996 - Present
 Amrhein (54) Manager, Human Resources, Mobil Business
                Resources Corporation ........................... 1995 - 1996
              Manager, Employee Relations, Exploration and
                Producing Division, Mobil Oil Corporation........ 1992 - 1995
              General Manager, Corporate Employee Relations...... 1988 - 1992

Walter R.     Treasurer ......................................... 1995 - Present
 Arnheim (52) Vice President, Planning and Economics ............ 1991 - 1995
              Controller/Treasurer, Exploration and Producing
                Division, Mobil Oil Corporation.................. 1988 - 1991

Thomas C.     Senior Vice President, Chief Financial Officer .... 1994 - Present
 DeLoach, Jr.   Executive Vice President - International, Marketing
 (49)           and Refining Division, Mobil Oil Corporation .... 1993 - 1994
                Vice President, Supply and Trading, Marketing and
                Refining Division, Mobil Oil Corporation ........ 1991 - 1993
              Vice President, Planning and Economics ............ 1990 - 1991

Charles H.    Corporate Secretary and Secretary of the Board of
 DuBois (47)    Directors and Executive Committee ............... 1996 - Present
              General Counsel, Mobil Exploration and Producing
                U.S. Inc. ....................................... 1989 - 1996

Samuel H.     Vice President .................................... 1996 - Present
 Gillespie III  General Counsel ................................. 1995 - Present
 (54)           Associate General Counsel ....................... 1994 - 1995
                General Counsel, Exploration and Producing
                  Division, Mobil Oil Corporation ............... 1990 - 1994

Paul J.       Executive Vice President, responsible for: the
 Hoenmans (64)  North America Exploration and Producing, New
                Exploration and Producing Ventures/Exploration
                and Liquefied Natural Gas/Independent Power
                Projects Business Groups ........................ 1996 - Present
              Executive Vice President, Exploration and Producing
                Division, Mobil Oil Corporation ................. 1986 - 1996

M. Frances    Controller ........................................ 1996 - Present
 Keeth (50)   Manager of Finance - Oil Products, Shell
                International Petroleum Company ................. 1996 - 1996
              Area Coordinator, East and Australia Region, Shell
                International Petroleum Company ................. 1995 - 1996
              Deputy Group Controller, Royal Dutch/Shell Group of
                Companies, Shell International Petroleum Company. 1992 - 1995
              General Manager, Products Finance, Shell Oil Company1991 - 1992

Aldis V.      Vice President, Planning and Economics ............ 1995 - Present
 Liventals (54) Vice President, Middle East and Marine Transportation
              Marketing and Refining Division, Mobil Oil
                Corporation ..................................... 1993 - 1995
              Region Executive, Mobil Asia Pacific Pte. Limited . 1991 - 1993

Lucio A.      Chairman of the Board and Chief Executive Officer . 1994 - Present
 Noto (58)    President and Chief Operating Officer ............. 1993 - Present
              Chief Financial Officer ........................... 1989 - 1993
              Vice President, Finance ........................... 1988 - 1993

Eugene A.     Executive Vice President, responsible for: the
 Renna (52)      North America Marketing and Refining, Europe/Former
                 Soviet Union, South America and Supply, Trading
                 and Transportation Business Groups ............. 1996 - Present
              Executive Vice President, Marketing and Refining
                 Division, Mobil Oil Corporation ................ 1986 - 1996

Robert O.     Executive Vice President, responsible for: the Africa
 Swanson (60)   and Middle East Asia Pacific, Worldwide Chemical
                and Technology Business Groups, and the office
                of Diversity and Inclusion ...................... 1996 - Present
              Senior Vice President, responsible for: Mobil
                Chemical Company; Mobil Mining and Minerals
                Company; Mobil Land Development Corporation; and
                Mobil Technology Corporation .................... 1993 - 1996
              Executive Vice President, International, Marketing
                and Refining Division, Mobil Oil Corporation .... 1985 - 1993
--------------------------------------------------------------------------------

Mobil                               - 22 -

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
            Form 8-K.

  Mobil's consolidated financial statements, together with the report thereon of Ernst & Young LLP, independent auditors, dated February 28, 1997, and
Supplementary Information appearing in Mobil's 1996 Annual Report to Shareholders on the pages indicated below, are incorporated herein by reference. With the exception of the aforementioned information, no other data appearing in Mobil's 1996 Annual Report to Shareholders are deemed to be filed as part of this Annual Report under Items 8 and 14. Any chart, graph and/or associated caption appearing in the consolidated financial statements from pages 31 through 51 of Mobil's 1996 Annual Report to Shareholders are not incorporated into this Annual Report on Form 10-K.

Financial Statement Schedules:                             Page(s)
                                                  1996 Annual    1996 Annual
                                                   Report on      Report to
                                                   Form 10-K     Shareholders
(a)1.  Financial Statements.
   Consolidated Statement of Income ..........             -               31
   Consolidated Statement of Changes in
    Shareholders' Equity .....................             -               31
   Consolidated Balance Sheet ................             -               33
   Consolidated Statement of Cash Flows ......             -               35
   Segment and Geographic Information ........             -            36,37
   Notes to Financial Statements .............             -            38-51
   Report of Ernst & Young LLP, Independent
    Auditors .................................             -               52
   Supplementary Information .................             -         29,53-56

(a)2.  Financial Statement Schedules.

    Schedule II -- Valuation and Qualifying
    Accounts..................................            25                -

   Schedules not included above have been omitted because they are not applicable, not material, or the required information is given in the financial statements or notes thereto or combined with the information presented in other schedules.



Mobil                               - 23 -

(a)3.  Exhibits

   An index to exhibits filed as part of this Annual Report on Form 10-K is included on page 27.

(b)   Reports on Form 8-K.

        Date of 8-K                    Description of 8-K

      October 21,  1996   Submitted  a copy of the  Mobil News Release dated
                          October 21, 1996, reporting estimated earnings for the third quarter of 1996.

      January 3, 1997     Submitted documents related to the Mobil Corporation
                          Pass Through Trust 1996-A issuance of $231,900,000 in certificates (principal amount at maturity).

      January 27, 1997    Submitted a copy of the Mobil News Release dated
                          January 27, 1997, reporting estimated earnings for the fourth quarter and full year of 1996.

      January 31, 1997    Submitted a copy of the Mobil News Release dated
                          January 31, 1997, which announced that the Mobil
                          Corporation Board of Directors voted to split Mobil's outstanding common stock two shares for one subject to Mobil stockholders' approval of an increase in the authorized number of shares of common stock.

Mobil                               - 24 -

(c)     Supplemental Financial Information.

                          FINANCIAL STATEMENT SCHEDULE

------------------------------------------------------------------------------
                                MOBIL CORPORATION
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1994, 1995 and 1996
                              (Millions of dollars)
------------------------------------------------------------------------------
                                  Balance                              Balance
                                  Beginning                            End of
Description                       of Period   Additions   Deductions   Period
-----------------------------     ---------   ---------   ----------   -------

For the year ended December 31, 1994:
Reserves deducted in the balance sheet from the assets to which they apply:
    For doubtful accounts (a) ....     $128        $ 36          $42      $122
    For investments and
      long-term receivables ......       32           3            -        35
    For deferred tax assets (b)(c)      171         307           48       430

For the year ended December 31, 1995:
Reserves deducted in the balance sheet from the assets to which they apply:
    For doubtful accounts (a) ....     $122        $ 58          $74      $106
    For investments and
      long-term receivables ......       35           5            -        40
    For deferred tax assets (b)(c)      430          15           77       368

For the year ended December 31, 1996:
Reserves deducted in the balance sheet from the assets to which they apply:
    For doubtful accounts (a) ....     $106        $ 61          $51      $116
    For investments and
      long-term receivables ......       40          17            2        55
    For deferred tax assets ......      368          62           12       418

  (a)  Deductions include accounts written off.
  (b)  Deductions reflect utilization of tax credit carryforwards.
  (c) Prior year amounts have been restated to reflect reclassification of certain balance sheet amounts.
------------------------------------------------------------------------------









Mobil                                  - 25 -

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Mobil Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              REGISTRANT       MOBIL CORPORATION

                                          By:/s/ M. Frances Keeth
                                             (M. Frances Keeth, Controller,
                                              Principal Accounting Officer)

                                              Date: March 14, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 14, 1997 on behalf of the registrant and in the capacities indicated.

       Signature                             Title

      Lucio A. Noto*            Director, Chairman of the Board and
     (Lucio A. Noto)              President, Principal Executive and
                                  Operating Officer

 Thomas C. DeLoach, Jr.*        Principal Financial Officer
(Thomas C. DeLoach, Jr.)


    M. Frances Keeth*           Controller, Principal Accounting Officer
   (M. Frances Keeth)

DIRECTORS

   Lewis M. Branscomb*
   Donald V. Fites*
   Charles A. Heimbold, Jr.*
   Paul J. Hoenmans*
   Allen F. Jacobson*
   Samuel C. Johnson*
   Helene L. Kaplan*
   J. Richard Munro*
   Aulana L. Peters*
   Eugene A. Renna*
   Charles S. Sanford, Jr.*
   Robert G. Schwartz*
   Robert O. Swanson*
   Iain D. T. Vallance*

*By   /s/ Gordon G. Garney
      (Gordon G. Garney, Attorney-in-fact)
Date:  March 14, 1997


Mobil                          - 26 -

                                EXHIBIT INDEX

               EXHIBIT                             SUBMISSION MEDIA

3(i).1  Certificate of Incorporation       Incorporated by reference to Exhibit
        of Mobil Corporation, as amended,  3-a(i) to the Registration Statement
        in effect October 27, 1989.        on Form S-3 (S.E.C. File
                                           No.33-32651), filed under Form
                                           SE dated December 14, 1989.

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

3(ii).4 By-laws of Mobil Corporation,      Incorporated by reference to Exhibit
        as amended to June 14, 1955.       3.4 filed on Form 8-K dated July 6,
                                           1995.

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

11.     Computation of Earnings per        Electronic
        Common Share.  (Page 28)

12.     Computation of Ratio of Earnings   Electronic
        to Fixed Charges.  (Page 29)

13.     Mobil Corporation 1996 Annual      Electronic
        Report to Shareholders.

21.     Subsidiaries of the Registrant.    Electronic
        (Pages 30-32)

23.     Consent of Ernst & Young LLP,      Electronic
        Independent Auditors, dated
        March 10, 1997.  (Page 33)

24.1    Power of attorney dated as of      Electronic
        February 28, 1997, executed by
        the Board of Directors of Mobil
        Corporation authorizing execution
        of Annual Report on Form 10-K.

24.2    Certified copy of Board of         Electronic
        Directors' Resolutions adopted
        February 28, 1997, authorizing
        signature by officers pursuant
        to power of attorney.

27.     Financial Data Schedule.           Electronic

Mobil                                 - 27 -