Form 10-Q
period 1997-03-31
MOBIL CORP
filed 1997-05-13
CIK 67182

-------------------------------------------------------------------------------

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549-1004


                              FORM 10-Q

                          QUARTERLY REPORT

                PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1997


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

  The number of shares outstanding of the registrant's common stock, all of which comprise a single class with a $2.00 par value, as of April 30, 1997, the latest practicable date, was 393,395,035.

-------------------------------------------------------------------------------

                         MOBIL CORPORATION


                             Form 10-Q
                          Quarterly Report
                           March 31, 1997

                         TABLE OF CONTENTS


  ----------------------------------------------------------------

   PART I - FINANCIAL INFORMATION                             Page

    Item 1.  Condensed Consolidated Financial Statements
               Consolidated Statement of Income for the
                 Three Months Ended March 31, 1996 and 1997 ... 1
               Consolidated Balance Sheet at December 31,
                 1996 and March 31, 1997 ...................... 2
               Consolidated Statement of Cash Flows for the
                 Three Months Ended March 31, 1996 and 1997 ... 3
               Notes to Condensed Consolidated Financial
                 Statements ................................... 4

    Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition .......... 5


   PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings ............................... 11
    Item 2.  Changes in Securities ........................... 12
    Item 3.  Defaults Upon Senior Securities ................. 12
    Item 4.  Submission of Matters to a Vote of Security
               Holders ....................................... 12
    Item 5.  Other Information ............................... 12
    Item 6.  Exhibits and Reports on Form 8-K ................ 13

   SIGNATURE ................................................. 14

   EXHIBIT INDEX ............................................. 15

    Exhibit 11.  Computation of Earnings per Common Share .... 16
    Exhibit 12.  Computation of Ratio of Earnings to Fixed
                   Charges ................................... 17
   ----------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                             MOBIL CORPORATION
                     CONSOLIDATED STATEMENT OF INCOME
                  (In millions, except per-share amounts)


                                                           For the Three Months
                                                              Ended March 31,
                                                           --------------------

                                                                 1996     1997
                                                              -------  -------
Revenues
  Sales and services (a) .................................... $18,528  $15,935
  Income from equity investments, asset sales,
    interest and other ......................................     172      251
                                                              -------  -------

    Total Revenues ..........................................  18,700   16,186
                                                              -------  -------
Costs and Expenses
  Crude oil, products and operating
    supplies and expenses ...................................  10,671   10,468
  Exploration expenses ......................................      76       75
  Selling and general expenses ..............................   1,126      806
  Depreciation, depletion and amortization ..................     655      643
  Interest and debt discount expense ........................     116       98
  Taxes other than income taxes (a) .........................   4,534    2,406
  Income taxes ..............................................     786      864
                                                              -------  -------
    Total Costs and Expenses ................................  17,964   15,360
                                                              -------  -------


Net Income .................................................. $   736  $   826
                                                              =======  =======


Net Income Per Common Share (b) ............................. $  1.83  $  2.06
                                                              =======  =======

Dividends Per Common Share .................................. $  .925  $  1.06
                                                              =======  =======



Notes:

(a) Includes excise and state gasoline
      taxes of .............................................. $ 2,137  $ 1,422

(b) Based on net income less preferred stock
      dividend requirements of .............................. $    14  $    13
      divided by the weighted average number of common
      shares outstanding (000's) of ......................... 394,488  394,075












           The accompanying notes are an integral part of these condensed consolidated financial statements.



MOBIL                               - 1 -

                             MOBIL CORPORATION
                         CONSOLIDATED BALANCE SHEET
                               (In millions)

                                                             Dec. 31,   Mar. 31,
                                     ASSETS                     1996       1997
                                                            --------   --------
Current Assets
  Cash and cash equivalents ................................ $   808    $   966
  Accounts and notes receivable ............................   8,192      6,133
  Inventories ..............................................   3,017      2,453
  Prepaid expenses and other current assets ................     627        720
  Deferred income taxes ....................................     251        241
                                                             -------    -------
    Total Current Assets ...................................  12,895     10,513

Investments and Long-Term Receivables ......................   5,078      7,238

Properties, Plants and Equipment, at cost...................  55,127     50,814
Less: Accumulated Depreciation, Depletion and Amortization .  27,648     25,407
                                                             -------    -------
Net Properties, Plants and Equipment .......................  27,479     25,407

Deferred Charges and Other Assets ..........................     956        868
                                                             -------    -------
    Total Assets ........................................... $46,408    $44,026
                                                             =======    =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term debt .......................................... $ 3,425    $ 3,971
  Accounts payable .........................................   5,935      4,320
  Accrued liabilities ......................................   2,968      2,406
  Income, excise, state gasoline and other taxes payable ...   2,615      2,006
  Deferred income taxes ....................................     305        207
                                                             -------    -------
    Total Current Liabilities ..............................  15,248     12,910

Long-Term Debt .............................................   4,450      4,386
Reserves for Employee Benefits .............................   1,681      1,593
Accrued Restoration, Removal and Environmental Costs .......   1,240      1,234
Deferred Credits and Other Noncurrent Obligations ..........   1,255      1,293
Deferred Income Taxes ......................................   3,416      3,408
Minority Interest in Subsidiary Companies ..................      46         72
                                                             -------    -------
    Total Liabilities ......................................  27,336     24,896
                                                             -------    -------
Shareholders' Equity
  Preferred stock (ESOP-related) -- shares issued and
    outstanding: 88,168 at December 31, 1996 and
    87,240 at March 31, 1997 ...............................     686        678
  Unearned employee compensation (ESOP-related) ............    (365)      (355)
  Common stock -- $2.00 par value; shares authorized:
    600,000,000; shares issued: 445,537,805 at December 31,
    1996 and 446,428,336 at March 31, 1997 .................     891        893
  Capital surplus ..........................................   1,468      1,512
  Earnings retained in the business ........................  19,108     19,503
  Cumulative foreign exchange translation adjustment .......     (73)      (378)
  Common stock held in treasury, at cost -- shares:
    51,743,350 at December 31, 1996 and 52,425,850 at
    March 31, 1997 ... .....................................  (2,643)    (2,723)
                                                             -------    -------
    Total Shareholders' Equity .............................  19,072     19,130
                                                             -------    -------
Total Liabilities and Shareholders' Equity ................. $46,408    $44,026
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

                                 MOBIL CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (In millions)

                                                          For the Three Months
                                                              Ended March 31,
                                                           -------------------
                                                              1996        1997
                                                           -------     -------
Cash Flows from Operating Activities
  Net Income .........................................     $   736     $   826
  Adjustments to reconcile to net cash from
    operating activities:
      Depreciation, depletion and amortization .......         655         643
      Deferred income taxes ..........................          13         (32)
      Earnings less (greater) than dividends from
        equity affiliates ............................          65         (34)
      Exploration expenses (includes noncash
        charges:  1996-$8; 1997-$11) .................          76          75
      Gain on sales of properties, plants and
        equipment and other assets ...................         (10)        (48)
      Increase in working capital items...............        (273)       (492)
      Other, net .....................................          56         (25)
                                                           -------     -------
Net Cash from Operating Activities ...................       1,318         913
                                                           -------     -------
Cash Flows from Investing Activities
  Capital and exploration expenditures ...............        (912)       (772)
  Proceeds from sales of properties, plants and
    equipment and other assets .......................         130          81
  Payments attributable to investments and
    long-term receivables ............................        (105)       (180)
                                                           -------     -------
Net Cash Used in Investing Activities ................        (887)       (871)
                                                           -------     -------
Cash Flows from Financing Activities
  Cash dividends .....................................        (379)       (431)
  Proceeds from borrowings having original
    terms greater than three months ..................         303         354
  Repayments of borrowings having original
    terms greater than three months ..................        (141)       (612)
  (Decrease) increase in other borrowings ............         (55)        854
  Proceeds from issuance of common stock .............          29          46
  Purchase of common stock for treasury ..............         (65)        (80)
                                                           -------     -------
Net Cash (Used in) Provided by Financing Activities...        (308)        131
                                                           -------     -------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents ...................................          (1)        (15)
                                                           -------     -------
Net Increase in Cash and Cash Equivalents.............         122         158
Cash and Cash Equivalents - Beginning of Period ......         498         808
                                                           -------     -------
Cash and Cash Equivalents - End of Period ............     $   620     $   966
                                                           =======     =======


-------------------------------------------------------------------------------

 Memo:

 Net cash from operating activities ..................     $ 1,318     $   913
 Net cash used in investing activities ...............        (887)       (871)
 Cash dividends ......................................        (379)       (431)
                                                           -------     -------
 Excess (Shortfall) of cash from operating activities
   Over investing activities and dividends ...........     $    52     $  (389)
                                                           =======     =======
------------------------------------------------------------------------------






          The accompanying notes are an integral part of these condensed consolidated financial statements.


MOBIL                              - 3 -

                             MOBIL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Financial Statements

  The condensed consolidated financial statements of Mobil Corporation (Mobil) included herein are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Mobil believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, the notes thereto and the financial statement schedules included or incorporated by reference in Mobil's Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

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


------------------------------------------------------------------------------
 (In millions)                                    For the Three Months
                                                    Ended March 31,

                                                  --------------------

                                                     1996      1997 (a)

                                                    -----     -----

  Changes in Working Capital Items
  (Increases)/decreases

  Accounts and notes receivable .................   $(298)    $ 618
  Inventories ...................................     172      (138)
  Prepaid expenses and other current assets .....     (91)     (182)
  Accounts payable ..............................      40      (463)
  Accrued liabilities ...........................     (95)     (114)
  Income, excise, state gasoline and
    other taxes payable .........................      (1)     (213)
                                                    -----     -----
  Increase in working capital items .............   $(273)    $(492)
                                                    =====     =====
------------------------------------------------------------------------------

(a) The effects of the implementation of the Mobil-BP alliance have been removed from these amounts.







MOBIL                               -  4  -

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

   REPORTED EARNINGS                                   First Quarter
     (In millions)                                  _________________ Incr./
                                                       1996    1997  (Decr.)
                                                     ------  ------  ------
  Petroleum Operations
    E&P - United States ........................     $ 155   $ 224   $  69
        - International ........................       357     470     113
                                                     -----   -----   -----
    Total E&P ..................................       512     694     182
                                                     -----   -----   -----
    M&R - United States ........................        59     (42)   (101)
        - International ........................       181     174      (7)
                                                     -----   -----   -----
    Total M&R ..................................       240     132    (108)
                                                     -----   -----   -----
  Total Petroleum ..............................       752     826      74

  Chemical .....................................        70      85      15
  Corporate and Financing (a)...................       (86)    (85)      1
                                                     -----   -----   -----
  Net Income ...................................     $ 736   $ 826   $  90
                                                     =====   =====   =====
-------------------------------------------------------------------------------

   OPERATING EARNINGS                                 First Quarter
     (Adjusted for Special Items)                  _________________ Incr./
        (In millions)                                 1996    1997  (Decr.)
                                                    ------  ------  ------
  Petroleum Operations
    E&P - United States ........................     $ 155   $ 224   $  69
        - International ........................       357     470     113
                                                     -----   -----   -----
    Total E&P ..................................       512     694     182
                                                     -----   -----   -----
    M&R - United States ........................        59     (42)   (101)
        - International ........................       181     192      11
                                                     -----   -----   -----
    Total M&R ..................................       240     150     (90)
                                                     -----   -----   -----
  Total Petroleum ..............................       752     844      92

  Chemical .....................................        70      85      15
  Corporate and Financing (a)...................       (86)    (85)      1
                                                     -----   -----   -----
  Operating Income Before Special Items.........     $ 736   $ 844   $ 108
  Special Items                                          -     (18)    (18)
                                                     -----   -----   -----
  Net Income                                           736   $ 826   $  90
                                                     =====   =====   =====

-------------------------------------------------------------------------------

  (a) Corporate and Financing includes the results from Real Estate operations and Mining and Minerals (substantially all of these businesses were sold in 1996), corporate administrative expenses, net financing expense and other items.


-------------------------------------------------------------------------------

   SPECIAL ITEMS                                            First Quarter
     (In millions)
                                                            1996     1997



   Restructuring .......................................    $    -   $  (18)
                                                            ------   ------
     Total Special Items ...............................    $    -   $  (18)
                                                            ======   ======

-------------------------------------------------------------------------------




MOBIL                               -  5  -

-------------------------------------------------------------------------------

  REVENUES BY SEGMENT                                        First Quarter
    (In millions)                                                        Incr./
                                                                        (Decr.)
                                                          1996     1997    %
                                                         ------  ------  ----
 Exploration & Producing ...........................   $ 2,061  $ 2,131    3
 Marketing & Refining ..............................    15,740   13,203  (16)(a)
 Chemical ..........................................       819      807   (1)
 Other .............................................        80       45  (44)(b)
                                                       -------  -------
   Total Revenues ..................................   $18,700  $16,186  (13)
                                                       =======  =======
(a)Reflects the effects of the implementation of the Mobil-BP alliance in Europe.
(b)Reflects the divestiture of real estate and mining and minerals businesses in 1996.

-------------------------------------------------------------------------------

CONSOLIDATED RESULTS OVERVIEW

FIRST QUARTER 1997 COMPARED WITH FIRST QUARTER 1996

  Consolidated first quarter 1997 net income was $826 million, an increase of $90 million from the $736 million reported in the first quarter of 1996. Earnings per common share based on net income were $2.06, compared with $1.83 in the first quarter of 1996. This year's first quarter net income included a special charge of $18 million for restructuring costs associated with the European downstream alliance with British Petroleum. There were no special items in last year's first quarter. Excluding this year's special item, operating earnings of $844 million increased $108 million, or 15%, from last year.

  Mobil's first quarter results benefited from higher worldwide crude oil and natural gas prices. Continued volume growth initiatives in all segments also contributed to the improvement. International upstream volumes increased, reflecting successful development programs in West Africa and last year's acquisitions of Ampolex and an interest in the Tengiz field in the Republic of Kazakstan. Natural gas production was also higher in Germany, primarily due to new gas sales contracts in the former East Germany. Increased downstream product trade sales volumes reflected market growth initiatives, primarily in the U.S. and Asia-Pacific. In Chemical, volumes were higher for polyethylene and paraxylene.

  U.S. Marketing & Refining experienced a high concentration of scheduled refinery turnarounds in the first quarter which negatively impacted net results by about $65 million. The scheduled turnarounds are essentially complete for the year and all refineries are operating normally.

  Savings from expense initiatives were sufficient to offset the impacts of inflation and higher purchased energy costs. In total, operating expenses were up as the company incurred higher expenses for increased volumes and new business development. However, Mobil's unit operating cost, on a dollar per barrel of oil equivalent basis, was slightly less than last year's average.

  Implementation of the downstream alliance with British Petroleum in Europe is ahead of schedule. Businesses have been established, effective January 1, 1997, in countries representing about 90% of the income of the overall venture.

  Worldwide average crude oil and U.S. natural gas prices, although higher than last year, declined sharply throughout the quarter. However, margins in many of the downstream markets where Mobil has a large presence improved significantly as a result of these price declines. Notwithstanding these trends, prices and margins are likely to remain volatile, and Mobil continues to focus on internal initiatives such as volume growth, expense reduction and better operating performance to improve earnings.









MOBIL                              -  6  -

  Worldwide revenues of $16,186 million were $2,514 million lower than last year. This decrease was primarily due to the effects of the implementation of the Mobil-BP European alliance which is accounted for on an equity basis. Apart from the alliance implementation effects, revenues from Mobil's worldwide downstream operations increased due to higher volumes and product prices, primarily in the U.S. and Asia-Pacific. Upstream revenues were higher due to the effects of higher worldwide prices and higher volumes in international areas, partly offset by lower U.S. volumes. Chemical revenues declined as benefits from higher polyethylene prices and volumes were more than offset by the absence of revenues from divested businesses. Additionally, revenues decreased due to the divestiture of Mobil's noncore real estate and mining businesses. Income from equity investments, asset sales, interest and other increased primarily due to higher income from equity affiliates.

  Crude oil, products and operating supplies and expenses decreased $203 million to $10,468 million. The decrease was due to the above mentioned effects of the implementation of the Mobil-BP European alliance, partly offset by higher average costs for crude oil, higher volume-related expenses and increased spending for growth programs in new ventures. Selling and general expenses declined $320 million to $806 million due to the effects of the implementation of the Mobil-BP alliance, expense reductions associated with cost saving initiatives and the effects of the above-mentioned divestitures of chemical, real estate and mining businesses. Taxes other than income taxes decreased $2,128 million to $2,406 million, as the effects of the implementation of the Mobil-BP alliance were partly offset by the effects of higher worldwide volumes. Income tax expense increased $78 million principally due to this quarter's higher level of pre-tax income.

  In February 1997, FAS 128 Earnings Per Share was issued and is effective for financial statements ending after December 15, 1997. FAS 128 requires disclosure of both earnings per common share and earnings per share giving effect to all dilutive potential common shares. Had FAS 128 been effective at March 31, 1997, the dilutive effects on Mobil's earnings per share would not have been material.


Exploration and Producing

  Exploration & Producing income of $694 million was a record high for a quarter, and was $182 million higher than 1996.

  In the United States, income of $224 million increased $69 million, primarily due to higher crude oil and natural gas prices. The benefits from higher prices were partly offset by the effects of lower production volumes resulting from asset sales and natural field declines.

  International income of $470 million was $113 million higher, as higher prices and volumes were partly offset by increased expenses for new venture areas.

-------------------------------------------------------------------------------

  Exploration and Producing                              First Three Months
    Selected Operating Data                                           Incr./
                                                                     (Decr.)
                                                        1996   1997   Vol.  %
                                                       -----  -----  --------

Net Crude Oil and NGL
  Production (TBD)     - U.S. ......................     269    235   (34)(13)
                       - Intl. .....................     553    653   100  18
                                                       -----  -----   ---
      Total ........................................     822    888    66   8
                                                       =====  =====   ===
Net Natural Gas
  Production (MMCFD)   - U.S. ......................   1,428  1,208  (220)(15)
                       - Intl. .....................   3,687  3,747    60   2
                                                       -----  -----   ---
      Total ........................................   5,115  4,955  (160) (3)
                                                       =====  =====   ===

TOTAL NET PRODUCTION (TBDOE) .......................   1,749  1,786    37   2
                                                       =====  =====   ===
-------------------------------------------------------------------------------


MOBIL                               -  7  -

Marketing and Refining

   Marketing & Refining income of $132 million was $108 million lower than 1996. Excluding a first quarter 1997 special restructuring charge of $18 million for costs associated with the European alliance with BP, operating earnings were $150 million, $90 million lower than last year.

  Operations in the United States experienced a loss of $42 million in the first quarter versus earnings of $59 million in 1996. This year's operating loss was primarily due to the timing of scheduled maintenance at four of Mobil's five refineries, lower lubricant base stock margins and higher purchased fuel costs.

  International operating earnings of $192 million were $11 million higher than 1996. In Europe, earnings improved primarily due to increased retail fuels margins, mainly in the United Kingdom, and lower scheduled refinery downtime costs. This improvement was largely offset by a decline in Asia-Pacific where weaker refining margins and lower aromatics income in Singapore more than offset improved marketing margins in several markets.
-------------------------------------------------------------------------------

  Marketing and Refining                                First Three Months
   Selected Operating Data                                            Incr./
                                                                     (Decr.)
                                                        1996   1997  Vol.  %

                                                       -----  -----  ---  --
  Petroleum Product Sales (TBD) (a)
                                    - U.S. ........    1,281  1,358   77   6
                                    - Intl. (b)....    2,019  1,988  (31) (2)(c)
                                                       -----  -----  ---
                          Total ...................    3,300  3,346   46   1
                                                       =====  =====  ===
  Refinery Runs (TBD)
                                    - U.S. ........      877    860  (17) (2)
                                    - Intl. (b)....    1,205  1,236   31   3
                                                       -----  -----  ---
                          Total ...................    2,082  2,096   14   1
                                                       =====  =====  ===

  (a) Includes supply/other sales.
  (b) Includes Mobil's share for the European alliance with BP.
  (c) Unusually high seasonal supply inventory liquidations in Europe in 1996.
-------------------------------------------------------------------------------

Chemical

  Chemical income of $85 million was $15 million above last year as increased polyethylene volumes and margins, coupled with higher paraxylene volumes, more than offset lower paraxylene margins. Paraxylene volumes were up due to the effects of increased capacity at the Chalmette, Louisiana, facility.

Corporate and Financing

  Corporate and Financing expenses of $85 million were essentially unchanged from last year. The unfavorable effect of a higher average debt balance on interest expense was offset by the absence of charges related to our staff redesign project which were included in last year's operating results.







MOBIL                                -  8  -

DISCUSSION OF FINANCIAL CONDITION

  At March 31, 1997, total current assets of $10,513 million were $2,382 million lower than at year-end 1996. Accounts and notes receivable decreased $2,059 million to $6,133 million, due to the effects of the implementation of the
Mobil- BP European alliance which is accounted for on an equity basis, and decreases in prices and volumes from year end. Inventories decreased $564 million due to the effects of the implementation of the Mobil-BP alliance, partly offset by higher volumes in the United States. Partly offsetting these net decreases were higher prepaid expenses resulting from an annual pattern of prepayments made in the first quarter, offset somewhat by the effects of the Mobil-BP alliance. Cash and cash equivalents also increased $158 million from year end.

  Investments and Long-Term Receivables increased $2,160 million, primarily reflecting Mobil's investment in the European alliance with BP, partly offset by the effects of the strengthening dollar.

  Net properties, plants and equipment decreased $2,072 million to $25,407 million as capital expenditures were more than offset by the effects of deconsolidating those assets utilized by the Mobil-BP alliance, and depreciation.

Deferred charges and other assets decreased, primarily as a result of the effects of the Mobil-BP alliance.

  Total debt of Mobil and its subsidiaries was $8,357 million at March 31, 1997, up $482 million from year-end 1996. The debt-to-capitalization ratio was 30% at March 31, 1997, up from 29% at year-end 1996.

  Accounts  payable   decreased  $1,615  million  due  to  the  effects  of  the implementation of the Mobil-BP alliance and decreases in prices and volumes from year end.

  Accrued liabilities decreased $562 million due to the effects of the Mobil-BP alliance implementation.

  Income, excise, state gasoline and other taxes payable decreased $609 million due to the effects of the Mobil-BP alliance implementation, lower purchases and timing of certain tax payments.

  Shareholders' equity rose $58 million during the first three months of 1997. Earnings retained in the business increased $395 million as income exceeded common and preferred stock dividends. The cost of common stock held in the treasury increased as 682,500 shares were purchased on the open market to offset the dilutive effects of the issuance of shares upon exercise of stock options, and the cumulative foreign exchange translation account decreased due to the strengthening of the U.S. dollar.

  During the first three months of 1997, net cash generated from operating activities was $913 million, $389 million less than the cash requirements for investing activities and dividends. (Refer to table on page 3.)




MOBIL                              -  9  -

  Total investment spending for the first quarter of 1997 was $834 million, a decrease of $205 million from the comparable period last year.
-------------------------------------------------------------------------------

 INVESTMENT SPENDING
  (In millions)                                            First Three Months

 Capital and Exploration Expenditures                         1996     1997

                                                            ------   ------
 Petroleum Operations
  Exploration & Producing      - United States ..........   $  118   $   72
                               - International ..........      411      466
  Marketing & Refining         - United States ..........       82       75
                               - International ..........      227       94
 Chemical ...............................................       52       54
 Other ..................................................       22       11
                                                            ------   ------
 Total Capital and Exploration Expenditures .............      912      772
                                                            ------   ------
 Cash Investments in Equity Companies ...................      127       62
                                                            ------   ------

 Total Investment Spending ..............................   $1,039   $  834
                                                            ======   ======




 ------------------------------
 Memo:
 Exploration expenses charged
  to income, included above    - United States ..........   $    9   $    5
                               - International ..........       67       70
                                                            ------   ------
                                                            $   76   $   75
                                                            ======   ======




 ------------------------------------------------------------------------------

  Return on average shareholders' equity was 16.4% for the twelve month period ended March 31, 1997, compared with 16.0% for the calendar year 1996. Return on average capital employed for the twelve month period ended March 31, 1997 was 12.8%, compared with 12.7% for the calendar year 1996.

  Whenever external financing is needed, Mobil and its subsidiary companies have ready access to multiple capital markets, including significant bank credit lines.

  At March 31, 1997, Mobil had effective shelf registration statements on file with the SEC permitting the offer and sale of $1,815 million of debt securities. Shelf registrations allowing the issuance of U.S. $2 billion of Euro-Medium-Term Notes and bonds having a principal amount of 30 billion Japanese yen are also in place.

CURRENT DEVELOPMENTS

  On April 24, 1997, Mobil agreed to combine its California exploration and producing operations with those of Shell Oil Company. The combined California operation is to be owned 41.4 percent by Mobil and 58.6 by Shell Oil and is expected to offer opportunities to reduce costs and leverage complementary skills and competencies.

  The Board of Directors authorized a two-for-one split of Mobil's common stock and set the record date therefor as May 20, 1997.


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

  On February 25, 1997, a previously-reported proceeding, brought by the EPA against Mobil Oil Corporation on October 20, 1995, was settled. The EPA had alleged that the operations of Mobil Oil Corporation's Joliet, Illinois refinery
(a) violated the Illinois State Implementation Plan under the Clean Air Act, (b) violated the state air regulatory standards for opacity, particulates and carbon monoxide, and (c) failed to comply with an Agency request under the Clean Air Act. The EPA had sought a penalty of $146,000; the proceeding was settled by a payment of $125,000.

  On March 27, 1997, Mobil Oil Corporation d/b/a Mobil Mining and Minerals Company entered into a consent decree with the State of Florida Department of Environmental Protection (the "DEP") to resolve allegations by the DEP that Mobil Mining and Minerals Company violated Florida Statutes ss.403.088 by discharging storm water without a permit. Under the terms of the consent decree, Mobil is required (1) to pay $100,000 to Hillsborough County, Florida and $1,445 to the DEP and (2) to convey 80 acres of undeveloped property to the Southwest Florida Water Management District.

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

  Mobil has provided in its accounts for items and issues not yet resolved based on management's best judgement.






MOBIL                              -  11  -

Item 2.  Changes in Securities.
  None.

Item 3.  Defaults Upon Senior Securities.
  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

  At the Annual Meeting of the Shareholders of Mobil Corporation on May 8, 1997, the following matters were voted upon:

  Shareholders elected four directors for three-year terms expiring at the Annual Meeting in 2000 and one director for the balance of a three-year term expiring at the Annual Meeting in 1998. The vote tabulation for individual directors was:

     Directors                   Shares For                   Shares Withheld
     ---------                   ----------                   ---------------
Donald V. Fites                  338,335,013                     5,447,470
Charles S. Sanford, Jr.          338,277,846                     5,504,637
Robert G. Schwartz               336,701,665                     7,080,818
Iain D. T. Vallance              335,673,942                     8,108,541
Robert O. Swanson                337,893,567                     5,888,916

  Shareholders approved and ratified the appointment of Ernst & Young LLP as the company's independent auditors by a vote of 340,156,527 for, 2,002,052 against, and 1,623,904 abstentions.

  Shareholders approved a proposal to increase the number of authorized shares of common stock from 600,000,000 to 1,200,000,000 and to change the par value thereof from $2.00 per share to $1.00 per share by a vote of 335,339,343 votes for, 6,327,908 votes against and 2,115,232 votes abstained.

  A shareholder  resolution to limit the authority of Mobil's Board of Directors
to  issue  preferred  stock  was  defeated  with   175,035,808   votes  against,
131,537,029 in favor and 6,288,714 votes abstained.

 A shareholder resolution calling for cumulative voting in the election of Mobil's Directors was defeated with 222,403,818 votes against, 77,819,425 votes in favor and 12,637,025 votes abstained.

  A shareholder resolution calling for the discontinuance of grants of stock options to directors and officers was defeated with 283,540,331 votes against, 21,625,477 votes in favor and 7,568,121 votes abstained.

  A shareholder resolution prohibiting executives from exercising stock options for six months after announcements of workforce reductions was defeated with 276,599,591 votes against, 27,929,602 votes in favor and 8,206,607 votes abstained.

  The text of the above proposals is incorporated by reference to Items 3, 4, 5, 6 and 7 of Mobil's definitive Proxy Statement dated March 18, 1997, filed with the SEC pursuant to Regulation 14A on March 18, 1997.

Item 5.  Other Information.
  None.







MOBIL                               -  12  -

Item 6.  Exhibits and Reports on Form 8-K.

  Exhibits.

    The following exhibits are filed with this report:

         11.  Computation of Earnings Per Common Share
         12.  Computation of Ratio of Earnings to Fixed Charges
         27.  Financial Data Schedule

  Reports on Form 8-K.

    Mobil filed the following Current Reports on Form 8-K during and subsequent to the end of the first quarter:

   Date of 8-K                    Description of 8-K

  January 3, 1997   Submitted  documents  relating  to
                    $231,900,000 of "Pass Through Certificates" guaranteed by Mobil Corporation.

  January 27, 1997  Submitted a copy of the Mobil News Release dated January 27,
                    1997, reporting Mobil's estimated earnings for the fourth quarter and full year of 1996.

  January 31, 1997  Submitted a copy of the Mobil News Release dated January 31,
                    1997, announcing that Mobil Corporation's Board of Directors had voted to split Mobil's outstanding shares of common stock two-for-one, subject to stockholder approval of an increase in the number of authorized shares of common stock.

  March 27,  1997   Submitted  a "Form  of  Note"  in
                    connection  with  the  offering  and sale of
                    Mobil   Oil   Corporation   Employee   Stock
                    Ownership
                    Plan Medium-Term Notes.

  April 23, 1997    Submitted a copy of the Mobil News Release dated April
                    23, 1997, reporting Mobil's estimated earnings for the first quarter of 1997.




MOBIL                                -  13  -

                                 SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT                              MOBIL CORPORATION


BY
                                        /s/ M. Frances Keeth
NAME AND TITLE                          M. Frances Keeth, Controller;
                                        Principal Accounting Officer

DATE                                    May 13, 1997




MOBIL                          -  14  -

                                                    EXHIBIT INDEX

EXHIBIT                                            SUBMISSION MEDIA
-------                                            ----------------

  11.  Computation of Earnings Per                   Electronic
       Common Share

  12.  Computation of Ratio of Earnings              Electronic
       to Fixed Charges

  27.  Financial Data Schedule                       Electronic



MOBIL                           -  15  -