Form 10-Q
period 1997-06-30
MOBIL CORP
filed 1997-08-13
CIK 67182

______________________________________________________________________________

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549-1004



                            FORM 10-Q


                         QUARTERLY REPORT

              PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1997


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

  The number of shares outstanding of the registrant's common stock, all of which comprise a single class with a $1.00 par value, as of July 31, 1997, the latest practicable date, was 785,896,425.
____________________________________________________________

                           MOBIL CORPORATION

                              Form 10-Q
                           Quarterly Report
                            June 30, 1997

                           TABLE OF CONTENTS

  ________________________________________________________________

   PART I - FINANCIAL INFORMATION                             Page

    Item 1.  Condensed Consolidated Financial Statements
               Consolidated Statement of Income for the
                 Three and Six Months Ended
                 June 30, 1996 and 1997 .......................  1
               Consolidated Balance Sheet at December 31, 1996
                 and June 30, 1997 ............................  2
               Consolidated Statement of Cash Flows for the
                 Six Months Ended June 30, 1996 and 1997 ......  3
               Notes to Condensed Consolidated Financial
                 Statements ...................................  4

    Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition ..........  5


   PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings ................................ 14
    Item 2.  Changes in Securities ............................ 15
    Item 3.  Defaults Upon Senior Securities .................. 15
    Item 4.  Submission of Matters to a Vote of Security
               Holders ........................................ 15
    Item 5.  Other Information ................................ 15
    Item 6.  Exhibits and Reports on Form 8-K ................. 15

   SIGNATURE .................................................. 16

   EXHIBIT INDEX .............................................. 17

    Exhibit 11.  Computation of Earnings per Common Share ..... 18
    Exhibit 12.  Computation of Ratio of Earnings to Fixed
                   Charges .................................... 20
   ________________________________________________________________

                      PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                             MOBIL CORPORATION
                     CONSOLIDATED STATEMENT OF INCOME
                  (In millions, except per-share amounts)

                                      For the Three Months | For the Six Months
                                         Ended June 30,    |   Ended June 30,
                                      ____________________ | __________________
                                                           |
                                           1996     1997   |     1996     1997
                                      _________  _______   | ________  _______
Revenues                                                   |
  Sales and services (a) .............. $19,262  $16,372   |  $37,790  $32,307
  Income from equity investments, asset                    |
    sales, interest and other .........     258      377   |      430      628
                                        -------  -------   |  -------  -------
                                                           |
    Total Revenues ....................  19,520   16,749   |   38,220   32,935
                                        -------  -------   |  -------  -------
Costs and Expenses                                         |
  Crude oil, products and operating                        |
    supplies and expenses .............  11,228   10,531   |   21,899   20,999
  Exploration expenses ................      72       82   |      148      157
  Selling and general expenses.........   1,239    1,136   |    2,365    1,942
  Depreciation, depletion and amortization  603      615   |    1,258    1,258
  Interest and debt discount expense ..      97       91   |      213      189
  Taxes other than income taxes (a) ...   4,693    2,706   |    9,227    5,112
  Income taxes ........................     805      738   |    1,591    1,602
                                        -------  -------   |  -------  -------
    Total Costs and Expenses ..........  18,737   15,899   |   36,701   31,259
                                        -------  -------   |  -------  -------
Net Income ............................ $   783  $   850   |  $ 1,519  $ 1,676
                                        =======  =======   |  =======  =======
                                                           |
Net Income Per Common Share (b)(c)..... $   .98  $  1.06   |  $  1.89  $  2.10
                                        =======  =======   |  =======  =======
                                                           |
Dividends Per Common Share (c)......... $   .50  $   .53   |  $  .963  $  1.06
                                        =======  =======   |  =======  =======
                                                           |
                                                           |
                                                           |
Notes:                                                     |
                                                           |
(a) Includes excise and state gasoline                     |
      taxes of ........................ $ 2,235  $ 1,524   |  $ 4,372  $ 2,946
                                                           |
(b) Based on net income less preferred                     |
      stock dividend requirements of .. $    13  $    13   |  $    27  $    26
      divided by the weighted average                      |
      number of common shares outstanding                  |
      (000's) of (c)................... 788,506  787,005   |  788,741  787,574

(c) Shares outstanding and per share amounts reflect a two-for-one stock split which had a record date of May 20, 1997. Prior year share numbers and per share amounts have been restated on a comparable basis.

                The accompanying notes are an integral part of these
                    condensed consolidated financial statements.

                           MOBIL CORPORATION
                        CONSOLIDATED BALANCE SHEET
                             (In millions)
                                                        Dec. 31,   June 30,
                                     ASSETS                1996       1997
                                                        _______    _______
Current Assets
  Cash and cash equivalents ........................... $   808    $   887
  Accounts and notes receivable .......................   8,192      6,516
  Inventories .........................................   3,017      2,522
  Prepaid expenses and other current assets............     627        783
  Deferred income taxes ...............................     251        218
                                                        -------    -------
    Total Current Assets ..............................  12,895     10,926

Investments and Long-Term Receivables .................   5,078      7,669

Properties, Plants and Equipment ......................  55,127     50,551
Less: Accumulated Depreciation, Depletion and Amortiz.   27,648     25,485
                                                        -------    -------
Net Properties, Plants and Equipment ..................  27,479     25,066

Deferred Charges and Other Assets .....................     956        899
                                                        -------    -------
    Total Assets ...................................... $46,408    $44,560
                                                        =======    =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term debt ..................................... $ 3,425    $ 4,218
  Accounts payable ....................................   5,935      4,290
  Accrued liabilities .................................   2,968      2,386
  Income, excise, state gasoline and other taxes payable  2,615      1,943
  Deferred income taxes ...............................     305        227
                                                        -------    -------
    Total Current Liabilities .........................  15,248     13,064

Long-Term Debt ........................................   4,450      4,164
Reserves for Employee Benefits ........................   1,681      1,622
Accrued Restoration, Removal and Environmental Costs ..   1,240      1,176
Deferred Credits and Other Noncurrent Obligations .....   1,255      1,346
Deferred Income Taxes .................................   3,416      3,508
Minority Interest in Subsidiary Companies .............      46         98
                                                        -------    -------
    Total Liabilities .................................  27,336     24,978
                                                        -------    -------
Shareholders' Equity
  Preferred stock (ESOP-related) -- shares issued and
    outstanding: 176,336 at December 31, 1996 and
    173,338 at June 30, 1997 ..........................     686        674
  Unearned employee compensation (ESOP-related)........    (365)      (345)
  Common stock -- $1.00 par value; shares authorized:
    1,200,000,000; shares issued: 891,075,610 at
    December 31, 1996 and 893,272,933 at June 30, 1997.     891        893
  Capital surplus .....................................   1,468      1,521
  Earnings retained in the business ...................  19,108     19,923
  Cumulative foreign exchange translation adjustment ..     (73)      (278)
  Common stock held in treasury, at cost -- shares:
    103,486,700 at December 31, 1996 and 106,137,300 at
    June 30, 1997 .....................................  (2,643)    (2,806)
                                                        -------    -------
    Total Shareholders' Equity ........................  19,072     19,582
                                                        -------    -------
Total Liabilities and Shareholders' Equity ............ $46,408    $44,560
                                                        =======    =======

(Common and preferred stock data reflect a two-for-one stock split which had a record date of May 20, 1997. Prior year data have been restated on a comparable basis.)

                   The accompanying notes are an integral part of these
                       condensed consolidated financial statements.

                             MOBIL CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In millions)
                                                           For the Six Months
                                                             Ended June 30,
                                                           ___________________

                                                            1996        1997
                                                          _______     _______
Cash Flows from Operating Activities
  Net Income .......................................     $ 1,519     $ 1,676
  Adjustments to reconcile to net cash from
    operating activities:
      Depreciation, depletion and amortization......       1,258       1,258
      Deferred income taxes ........................         179         123
      Earnings less (greater) than dividends from
        equity affiliates ..........................         116        (126)
      Exploration expenses (includes noncash
        charges:  1996-$9; 1997-$14) ...............         148         157
      Gain on sales of properties, plants and
        equipment and other assets .................         (35)        (80)
      Increase in working capital items ............        (410)       (645)
      Other, net ...................................          13          71
                                                         -------     -------
Net Cash from Operating Activities .................       2,788       2,434
                                                         -------     -------
Cash Flows from Investing Activities
  Capital and exploration expenditures .............      (1,955)     (1,854)
  Proceeds from sales of properties, plants and
    equipment and other assets .....................         250         220
  Payments attributable to investments and
    long-term receivables ..........................      (1,683)       (330)
                                                         -------     -------
Net Cash Used in Investing Activities ..............      (3,388)     (1,964)
                                                         -------     -------
Cash Flows from Financing Activities
  Cash dividends ...................................        (786)       (861)
  Proceeds from borrowings having original
    terms greater than three months ................         546         491
  Repayments of borrowings having original
    terms greater than three months ................        (394)     (1,301)
  Increase in other borrowings ........ ............       1,647       1,406
  Proceeds from issuance of common stock ...........          43          55
  Purchase of common stock for treasury ............        (174)       (163)
                                                         -------     -------
Net Cash Provided by (Used in) Financing Activities.         882        (373)
                                                         -------     -------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents .................................          (1)        (18)
                                                         -------     -------
Net Increase in Cash and Cash Equivalents ............       281          79
Cash and Cash Equivalents - Beginning of Period ......       498         808
                                                         -------     -------
Cash and Cash Equivalents - End of Period ............   $   779     $   887
                                                         =======     =======

_______________________________________________________________________________

 Memo:

 Net cash from operating activities ................     $ 2,788     $ 2,434
 Net cash used in investing activities .............      (3,388)     (1,964)
 Cash dividends ....................................        (786)       (861)
                                                         -------     -------
 Shortfall of cash from operating activities over
   investing activities and dividends ..............     $(1,386)    $  (391)
                                                         =======     =======
______________________________________________________________________________

                 The accompanying notes are an integral part of these
                     consensed consolidated financial statements.

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


     ______________________________________________________________________
      (In millions)                                    For the Six Months
                                                         Ended June 30,
                                                      ____________________
                                                          1996      1997 (a)
      Changes in Working Capital Items
      (Increases)/decreases

       Accounts and notes receivable .................   $ (68)    $ 918
       Inventories ...................................     (84)     (168)
       Prepaid expenses and other current assets .....    (114)     (169)
       Accounts payable ..............................    (152)     (839)
       Accrued liabilities ...........................     (17)     (121)
       Income, excise, state gasoline and
         other taxes payable .........................      25      (266)
                                                         -----     -----
       Increase in working capital items .............   $(410)    $(645)
                                                         =====     =====
     ______________________________________________________________________
     (a) The effects of the implementation of the Mobil-BP alliance have been removed from these amounts.
                                       -4-

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS
_______________________________________________________________________________

   REPORTED EARNINGS           Second Quarter        |First Six Months
     (In millions)             ______________ Incr./ |_________________ Incr./
                                             (Decr.) |                 (Decr.)
                                 1996   1997         |   1996    1997
  Petroleum Operations                               |
    E&P - United States ....... $ 167  $ 127  $ (40) | $  322  $  351  $   29
        - International .......   303    331     28  |    660     801     141
                                -----  -----  -----  | ------  ------  ------
    Total E&P .................   470    458    (12) |    982   1,152     170
                                -----  -----  -----  | ------  ------  ------
    M&R - United States .......   169    194     25  |    228     152     (76)
        - International .......   183    206     23  |    364     380      16
                                -----  -----  -----  | ------  ------  ------
    Total M&R .................   352    400     48  |    592     532     (60)
                                -----  -----  -----  | ------  ------  ------
  Total Petroleum .............   822    858     36  |  1,574   1,684     110
                                                     |
  Chemical ....................    65     91     26  |    135     176      41
  Corporate and Financing (a)..  (104)   (99)     5  |   (190)   (184)      6
                                -----  -----  -----  | ------  ------  ------
  Net Income .................. $ 783  $ 850  $  67  | $1,519  $1,676  $  157
                                =====  =====  =====  | ======  ======  =====
 ______________________________________________________________________________

   OPERATING EARNINGS          Second Quarter        |First Six Months
     (Adjusted for Special Items)____________ Incr./ |________________ Incr./
        (In millions)                        (Decr.) |                (Decr.)
                                 1996   1997         |   1996    1997
  Petroleum Operations                               |
    E&P - United States ....... $ 167  $ 127  $ (40) | $  322  $  351 $   29
        - International .......   303    331     28  |    660     801    141
                                -----  -----  -----  | ------  ------ ------
    Total E&P .................   470    458    (12) |    982   1,152    170
                                -----  -----  -----  | ------  ------ ------
    M&R - United States .......   169    194     25  |    228     152    (76)
        - International .......   183    226     43  |    364     418     54
                                -----  -----  -----  | ------  ------ ------
    Total M&R .................   352    420     68  |    592     570    (22)
                                -----  -----  -----  | ------  ------ ------
  Total Petroleum .............   822    878     56  |  1,574   1,722    148
                                                     |
  Chemical ....................    65     91     26  |    135     176     41
  Corporate and Financing (a)..   (73)   (99)   (26) |   (159)   (184)   (25)
                                  ---  -----  -----  | ------  ------  ------
  Income Excluding Special Items..814    870     56  |  1,550   1,714    164
  Special Items (table on page 6) (31)   (20)    11  |    (31)    (38)    (7)
                                -----  -----  -----  | ------  ------ ------
  Net Income .................. $ 783  $ 850  $  67  | $1,519  $1,676 $  157
                                =====  =====  =====  | ======  ======  ======
 ______________________________________________________________________________

 (a) Corporate and Financing includes the results from Real Estate operations and Mining and Minerals (substantially all of these businesses were sold in 1996), corporate administrative expenses, net financing expense and other items.

_______________________________________________________________________________

  SPECIAL ITEMS                       Second Quarter  |  First Six Months
    (In millions)                                     |
                                       1996    1997   |    1996     1997
                                                      |
     SRP Implementation (a).........  $ (31)      -   |   $ (31)       -
  Restructuring ....................      -   $ (20)  |       -    $ (38)
                                      -----   -----   |   -----    -----
    Total Special Items ............  $ (31)  $ (20)  |   $ (31)   $ (38)
                                      =====   =====       =====    =====
(a) Staff Redesign Project (SRP).
_______________________________________________________________________________

_______________________________________________________________________________

  REVENUES BY SEGMENT         Second Quarter         |    First Six Months
    (In millions)                           Incr./   |                  Incr./
                                           (Decr.)   |                 (Decr.)
                              1996     1997    %     |    1996     1997    %
                                                     |
 Exploration & Producing.. $ 1,780  $ 1,695   (5)(a) | $ 3,841  $ 3,826    - (a)
 Marketing & Refining ...   16,897   14,191  (16)(b) |  32,638   27,394  (16)(b)
 Chemical ...............      754      790    5     |   1,573    1,597    2
 Other ..................       89       73  (18)(c) |     168      118  (30)(c)
                           -------  -------          | -------  -------
   Total Revenues .......  $19,520  $16,749  (14)    | $38,220  $32,935  (14)
                           =======  =======          | =======  =======

(a) Reflects the impact of equity accounting for E&P California alliance with Shell.
(b) Reflects the impact of equity accounting for M&R European alliance with BP.
(c) Primarily reflects the divestiture of real estate and mining and minerals businesses in 1996.
_______________________________________________________________________________

CONSOLIDATED RESULTS OVERVIEW

SECOND QUARTER 1997 COMPARED WITH SECOND QUARTER 1996

  Consolidated second quarter net income was $850 million, an increase of $67 million from the $783 million reported for the second quarter of 1996. Earnings per common share for the second quarter of 1997 were $1.06, compared with $0.98 for the second quarter of 1996. Special charges this year of $20 million were for implementation expenses associated with the Mobil-British Petroleum (BP) downstream alliance in Europe. The second quarter of 1996 included special charges of $31 million for implementation of the Staff Redesign Project. Excluding special items from both periods, second quarter 1997 operating earnings of $870 million increased $56 million, or 7%.

  Mobil's second quarter earnings improvement resulted from volume growth initiatives in all business sectors, strong operating performance at U.S. refineries and improved results in the lubricants business. The company also started to see benefits from the downstream alliance in Europe with BP. These improvements were partly offset by increased refinery downtime in Asia-Pacific and somewhat higher expenses related to new business development, primarily in upstream operations. Overall, business factors were slightly negative, as the unfavorable effects of lower crude oil prices and downstream margins in Asia-Pacific were largely offset by higher earnings related to international natural gas prices, downstream margins in Europe and petrochemical margins.

  Worldwide upstream production increased 7% from the second quarter of 1996 and was up 4% over the first six months of 1996. Increased production from growth programs in Nigeria and Equatorial Guinea, coupled with the effects of last year's acquisitions of Ampolex and an interest in the Tengiz field in Kazakhstan, more than offset production lost as a result of substantial asset sales in North America. Downstream product sales volumes were up by 6% versus the second quarter of 1996 in response to new business development initiatives and marketing programs, notably in the United States. Petrochemical volumes were substantially higher reflecting the benefits of recent aromatics expansions.

  Worldwide revenues in the second quarter of 1997 of $16,749 million were $2,771 million lower than revenues in the second quarter of 1996, reflecting the effects of the implementation of the Mobil-BP European downstream alliance and, to a lesser extent, the June, 1997 implementation of the California upstream alliance with Shell, and last year's divestiture of noncore real estate and mining and minerals businesses. Both the BP and Shell alliances are accounted for on an equity basis. Somewhat offsetting these effects on revenues were higher worldwide sales volumes in all business sectors and higher income from equity affiliates.

  Crude oil, products and operating supplies and expenses decreased by $697 million to $10,531 million, primarily due to the above-mentioned effects of equity accounting for the Mobil-BP alliance and lower average costs for crude oil, partly offset by higher volume-related expenses and increased spending for growth programs in new venture areas. Selling and general expenses decreased $103 million to $1,136 million, primarily due to the effects of the Mobil-BP alliance, expense reductions associated with cost savings initiatives and the effects of the divestiture of certain noncore businesses. Depreciation, depletion and amortization expenses were essentially flat as decreases resulting from the Mobil-BP alliance were offset by the effects of last year's acquisition of Ampolex and other capital spending. Taxes other than income taxes decreased $1,987 million to $2,706 million, as the effects of the Mobil-BP alliance were partly offset by the effects of higher worldwide sales volumes. Income tax expense decreased $67 million to $738 million, mainly due to mix changes in the sources of earnings and certain tax benefits.

  In February 1997, FAS 128 Earnings Per Share was issued and is effective for financial statements ending after December 15, 1997. FAS 128 requires disclosure of both earnings per common share and earnings per share giving effect to all dilutive potential common shares. Had FAS 128 been effective at June 30, 1997, the dilutive effects on Mobil's earnings per share would not have been material.

FIRST SIX MONTHS 1997 COMPARED WITH FIRST SIX MONTHS 1996

  Mobil's first half 1997 net income was $1,676 million, compared with $1,519 million for the same period of 1996. This year's results included special charges of $38 million for expenses related to implementation of the Mobil-BP European alliance. First half 1996 net income included special charges of $31 million for implementation of the Staff Redesign Project.
  Excluding special items, first half operating earnings of $1,714 million were up $164 million, or 11%, from the comparable period of 1996. The improvement was due to the favorable impacts of worldwide volume growth in all sectors of the business, higher worldwide average crude oil, natural gas and polyethylene prices and improved European downstream marketing margins. These favorable items were partly offset by lower U.S. and Asia-Pacific downstream margins, lower worldwide aromatics margins, a higher level of refinery downtime and higher expenses for new business development.

  Six month 1997 revenues of $32,935 million were $5,285 million lower than revenues in the same period of 1996 primarily due to the effects of equity accounting for the Mobil-BP European alliance. Partly offsetting the effects of the alliance were higher worldwide hydrocarbon prices, higher polyethylene prices and higher worldwide sales volumes. Additionally, income from equity affiliates was significantly higher.

  Crude oil, products and operating supplies and expenses decreased in the first half of 1997 by $900 million to $20,999 million compared with the same period last year, primarily due to the above-mentioned effects of equity accounting for the Mobil-BP alliance, partly offset by higher average costs for crude oil, higher volume-related expenses and increased spending for growth programs in new venture areas. Selling and general expenses decreased $423 million to $1,942 million, primarily due to the effects of the Mobil-BP alliance, expense reductions associated with cost savings initiatives and the effects of the divestiture ofertain noncore businesses. Depreciation, depletion and amortization expenses were flat as decreases resulting from the Mobil-BP alliance were offset by the effects of last year's acquisition of Ampolex and other capital spending. Interest and debt discount expense decreased
$24 million as the effects of higher debt balances were more than offset by the favorable effects of higher capitalized interest on major projects and certain favorable adjustments. Taxes other than income taxes decreased
$4,115 million to $5,112 million, as the effects of the Mobil-BP alliance were partly offset by the effects of higher worldwide sales volumes. Income tax expense increased somewhat, from $1,591 million to $1,602 million, as the effects of higher pre-tax income were partly offset by mix changes in the sources of earnings and certain tax benefits.

Exploration and Producing
_____________________________________________________________________________

Exploration and Producing
  Selected Operating Data        Second Quarter            First Six Months
                                      Incr./(Decr.)            Incr./(Decr.)
                             1996   1997   Vol.  %      1996   1997   Vol.  %
Net Crude Oil and NGL                                |
  Production (TBD)   - U.S.   278    248   (30)(11)  |   274    241    (33)(12)
                     - Intl.  557    674   117  21   |   555    664    109  20
                            -----  ----- -----       | -----  -----  -----
    Total ..................  835    922    87  10   |   829    905     76   9
                            =====  ===== =====       | =====  =====  =====
Net Natural Gas                                      |
  Production (MMCFD) - U.S. 1,387  1,136  (251)(18)  | 1,407  1,172   (235)(17)
                     - Intl 2,881  3,259   378  13   | 3,284  3,502    218   7
                            -----  ----- -----       | -----  -----  -----
    Total ................  4,268  4,395   127   3   | 4,691  4,674    (17)  -
                            =====  ===== =====       | =====  =====  =====
TOTAL NET PRODUCTION (TBDOE)1,608  1,718   110   7   | 1,679  1,752     73   4
                            =====  ===== =====       | =====  =====  =====
________________________________________________________________________________

SECOND QUARTER 1997 COMPARED WITH SECOND QUARTER 1996

  Exploration and Producing income of $458 million was $12 million lower than the second quarter of last year.

  In the United States, income was $127 million, down $40 million, due to lower hydrocarbon prices and lower production volumes. The decrease in volumes resulted from asset sales and natural field declines. These unfavorable items were somewhat offset by lower exploration and producing expenses.

  International income of $331 million was $28 million higher. The effects of higher volumes from growth areas and higher prices for natural gas more than offset lower crude oil prices, higher exploration expenses and higher operating expenses in new venture areas.

FIRST SIX MONTHS 1997 COMPARED WITH FIRST SIX MONTHS 1996

  Exploration and Producing income of $1,152 million was $170 million higher than last year. The income improvement resulted from the effects of higher worldwide crude oil and natural gas prices and higher international production volumes, partly offset by lower U.S. production and higher expenses in new venture areas. Decreases in U.S. production resulted from asset sales and natural field declines.

Marketing and Refining
________________________________________________________________________________

  Marketing and Refining           Second Quarter           First Six Months
   Selected Operating Data                 Incr./(Decr.)          Incr./(Decr.)
                                 1996    1997  Vol.  %    1996   1997  Vol.  %
                                _____   _____  ___  __   _____  _____  ___  __
  Petroleum Product
    Sales (TBD)(a)   - U.S. ..  1,299   1,449  150  12 | 1,291  1,404  113   9
                     - Intl.(b) 1,900   1,936   36   2 | 1,959  1,963    4   -
                                -----   -----  ---     | -----  -----  ---
       Total .................. 3,199   3,385  186   6 | 3,250  3,367  117   4
                                =====   =====  ===     | =====  =====  ===
                                                       |
  Refinery Runs (TBD)                                  |
                     - U.S. ...   939     978   39   4 |   909    919   10   1
                     - Intl.(b) 1,211   1,139  (72) (6)| 1,206  1,185  (21) (2)
                                -----   -----  ---     | -----  -----  ---
       Total .................. 2,150   2,117  (33) (2)| 2,115  2,104  (11) (1)
                                =====   =====  ===     | =====  =====  ===

  (a) Includes supply/other sales
  (b) Includes Mobil's share for the European alliance with BP.
________________________________________________________________________________

SECOND QUARTER 1997 COMPARED WITH SECOND QUARTER 1996

  Marketing and Refining net income was $400 million in the second quarter of 1997 versus last year's income of $352 million. This quarter's results included special charges of $20 million for implementation costs for the Mobil-BP European alliance. There were no special items last year. Excluding this year's special charges, operating earnings of $420 million were $68 million higher than last year.

  United States operations generated record quarterly earnings of $194 million, $25 million higher than last year, mainly due to higher fuels and lubes trade sales volumes, excellent refinery operating performance and lower expenses.

  International operating earnings of $226 million were $43 million higher than in 1996, primarily due to the effects of higher fuels and lubes trade sales volumes, improved fuels margins in Europe, mainly in the United Kingdom, and the initial benefits from the Mobil-BP alliance. These improvements were partially offset by a decline in Asia-Pacific due to lower margins, decreased aromatics income and increased refinery turnaround activity in Singapore and Australia.

FIRST SIX MONTHS 1997 COMPARED WITH FIRST SIX MONTHS 1996

  Marketing and Refining net income was $532 million for the first six months of 1997 compared with income of $592 million last year. Excluding $38 million of special charges this year for implementation costs related to the Mobil-BP alliance, operating earnings of $570 million were $22 million lower than last year. The effects of higher worldwide petroleum product sales and improved European marketing margins were more than offset by lower U.S. and Asia-Pacific margins and a higher level of refinery downtime.

Chemical

SECOND QUARTER AND FIRST SIX MONTH COMPARISONS OF 1997 WITH 1996

  Chemical income of $91 million was $26 million higher than last year's second quarter. The improvement reflected higher volumes, notably petrochemicals, and higher margins for polyethylene resulting from higher prices and lower feedstock costs.

  In the first six months of 1997, Chemical income was $176 million compared with $135 million in the same period last year. Higher petrochemicals volumes, higher polyethylene margins and improved manufacturing performance were partly offset by lower aromatics margins.

Corporate and Financing

SECOND QUARTER AND FIRST SIX MONTH COMPARISONS OF 1997 WITH 1996

  Corporate and Financing expense was $99 million in the second quarter of 1997 compared with $104 million in the same period last year. Excluding $31 million of special charges for implementation of the Staff Redesign Project in last year's second quarter, this year's operating expense of $99 million was $26 million higher than the comparable period last year. For the first six months of 1997, Corporate and Financing expense was $184 million, $25 million higher than last year, excluding the aforementioned 1996 special item. Higher expense in both periods was largely due to higher average net debt balances and one-time favorable items included in last year's results.

DISCUSSION OF FINANCIAL CONDITION

  Total current assets as of June 30, 1997 were $10,926 million, a decrease of $1,969 million from December 31, 1996. Accounts and notes receivable decreased $1,676 million to $6,516 million, primarily due to the effects of the implementation of the Mobil-BP European downstream alliance, lower prices and decreases in downstream volumes. Inventories decreased $495 million primarily due to the effects of the Mobil-BP alliance, partly offset by volume increases in the United States. Partly offsetting these net decreases were higher prepaid expenses and a higher level of cash and cash equivalents.

  Investments and long-term receivables increased $2,591 million, primarily reflecting Mobil's investment in the European downstream alliance with BP and the California upstream alliance with Shell.

  Net properties, plants and equipment decreased $2,413 million to $25,066 million as capital expenditures were more than offset by the effects of equity accounting for the Mobil-BP European downstream alliance and the Mobil-Shell upstream California alliance, and depreciation.

  Total debt of Mobil and its subsidiaries was $8,382 million, $507 million higher than year-end 1996. The debt-to-capitalization ratio was 30% at June 30, 1997, up from 29% at year-end 1996.

  Accounts payable decreased $1,645 million primarily due to the effects of the implementation of the Mobil-BP downstream alliance, and decreases in hydrocarbon prices and downstream volumes.

  Accrued liabilities decreased $582 million mainly due to the effects of the Mobil-BP alliance implementation and a payment related to Mobil's pipeline investment in Kazakhstan.

  Income, excise, state gasoline and other taxes payable decreased $672 million primarily due to the effects of the Mobil-BP alliance and timing of gasoline tax payments in Japan.

  Accrued Restoration, Removal and Environmental Costs decreased $59 million due to the effects of equity accounting for the Mobil-Shell California upstream alliance.

  Shareholders' equity rose $510 million during the first six months of 1997 primarily due to an increase of $815 million in earnings retained in the business. Partly offsetting the increase in retained earnings were a net charge in the cumulative foreign exchange translation account reflecting a strengthening U.S. dollar in certain countries in which the company has significant operations ($205 million) and an increase in the cost of common stock held in the treasury as 2,650,600 shares were purchased on the open market to offset the dilutive effects of stock options ($163 million).

  During the first six months of 1997, net cash generated from operating activities was $2,434 million, $391 million less than the cash requirements for investing activities and dividends. Refer to the table at the bottom of page 3.
                                    -12-

  Total investment spending for the second quarter of 1997 was $1,458 million, a decrease of $1,187 million from the comparable period last year. For the first six months of 1997, worldwide investment spending was $2,292 million, compared with $3,684 million for the year-earlier period. Last year's spending was higher as a result of investments in Ampolex and Tengiz. Ampolex acquisition spending in 1996, included below in Cash Investments in Equity Companies, was fully consolidated in the third quarter of 1996.
_______________________________________________________________________________

INVESTMENT SPENDING
 (In millions)                       Second Quarter       First Six Months

Capital and Exploration Expenditures  1996    1997          1996     1997
 Petroleum Operations                                  |
  Exploration & Producing - U. S  . $  154  $  136 (a) |  $  272   $  208 (a)
                          - Intl..     435     629     |     846    1,095
   Marketing & Refining   - U.S.....   92      77      |     174      152
                          - Intl...    260     150 (a) |     487      244 (a)
 Chemical ........................      79      70     |     131      124
 Other ...........................      23      20     |      45       31
                                    ------  ------     |  ------   ------
     Total Capital and Exploration                     |
       Expenditures ..............  $1,043  $1,082     |  $1,955   $1,854
                                    ------  ------     |  ------   ------
 Cash Investments in Equity Companies1,602     376 (a) | 1,729      438(a)
                                    ------  ------     |  ------   ------
 Total Investment Spending          $2,645  $1,458     |  $3,684   $2,292
                                    ======  ======     |  ====== ======
___________________________                            |
 Memo:                                                 |
 Exploration Expenses charged                          |
   to income, included above                           |
                       - U.S. ....  $   24  $   11     |  $   33   $   16
                       - Intl. ...      48      71     |     115      141
                                    ------  ------     |  ------   ------
     Total Exploration Expenses ..  $   72  $   82     |  $  148   $  157
                                    ======  ======     |  ======   ======

________________________________________________________________________________
(a) Reflects the impact of equity accounting for the E&P California alliance with Shell and the M&R alliance with BP in Europe.

  Return on average shareholders' equity was 16.4% for the twelve month period ended June 30, 1997, compared with 16.0% for the calendar year 1996. Return on average capital employed for the twelve month period ended June 30, 1997 was 12.5%, compared with 12.7% for the calendar year 1996.

  Whenever external financing is needed, Mobil and its subsidiary companies have ready access to multiple capital markets, including significant bank credit lines.

  At June 30, 1997, Mobil had effective shelf registration statements on file with the SEC permitting the offer and sale of $1,815 million of debt securities. Shelf registrations allowing the issuance of U.S. $2 billion of Euro-Medium-Term Notes and bonds having a principal amount of 30 billion Japanese yen were also in place.

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

  On May 12, 1997, Mobil Oil Corporation entered into a settlement agreement with the State of California's South Coast Air Quality Management District (the "District") to settle allegations by the District that Mobil Oil Corporation had violated District Rules and the California Health and Safety Code in connection with the installation or operation of gasoline dispensers at Mobil-branded service stations within the District's jurisdiction. Under the terms of the settlement agreement, Mobil paid a cash amount to the District of $450,000 and will perform a supplemental environmental project worth $50,000.

  In a letter dated May 14, 1997, from Orange County, California to Mobil Oil Corporation, Orange County alleged that monitoring equipment to detect liquids in the fiber trench systems that underlie 36 Mobil Oil Corporation service stations in the County failed to comply with the rules therefor, and threatened to file a complaint in California State Court with respect thereto. In a subsequent meeting, the County indicated that to settle its complaint, it would require, inter alia, a penalty payment of $100,000 per station, or a total of $3,600,000. Settlement negotiations with the Orange County District Attorney's Office are ongoing.

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

    The following exhibits are filed with this report:

         11.  Computation of Earnings Per Common Share
         12.  Computation of Ratio of Earnings to Fixed Charges
         27.  Financial Data Schedule (electronic only)

  Reports on Form 8-K.

    Mobil filed the following Current Reports on Form 8-K during and subsequent to the end of the second quarter:

       Date of 8-K                Description of 8-K

     April 23, 1997  Submitted a copy of the Mobil News Release issued April
                     23, 1997, reporting Mobil's estimated earnings for the first quarter of 1997.

     May 30, 1997    Submitted documents relating to $95,331,000 of "Pass
                     Through Certificates" guaranteed by Mobil Corporation.

     July 11, 1997   Submitted amended Certificate of Incorporation of Mobil
                     Corporation, in effect May 20, 1997, and amended
                     Certificate of Designation, Preferences and Rights of
                     Series B ESOP Convertible Preferred Stock of Mobil
                     Corporation, in effect May 20, 1997.

     July 23, 1997   Submitted a copy of the Mobil News Release issued
                     July 23, 1997, reporting Mobil's estimated earnings for the second quarter of 1997.

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

DATE                          August 13, 1997

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