Form 10-Q
period 1997-09-30
MOBIL CORP
filed 1997-11-13
CIK 67182

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

          For the quarterly period ended September 30, 1997


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

  The number of shares outstanding of the registrant's common stock, all of which comprise a single class with a $1.00 par value, as of October 31, 1997, the latest practicable date, was
784,412,717.
--------------------------------------------------------------------------------

                              Form 10-Q
                          Quarterly Report
                         September 30, 1997



  -----------------------------------------------------------------------------

   PART I - FINANCIAL INFORMATION                             Page

    Item 1.  Condensed Consolidated Financial Statements
               Consolidated Statement of Income for the
                 Three and Nine Months Ended
                 September 30, 1996 and 1997 ..................  1
               Consolidated Balance Sheet at December 31, 1996
                 and September 30, 1997 .......................  2
               Consolidated Statement of Cash Flows for the
                 Nine Months Ended September 30, 1996 and 1997.  3
               Notes to Condensed Consolidated Financial
                 Statements ...................................  4

    Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition ..........  5


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

   SIGNATURE .................................................. 16

   EXHIBIT INDEX .............................................. 17

    Exhibit 11.  Computation of Earnings per Common Share ..... 18
    Exhibit 12.  Computation of Ratio of Earnings to Fixed
                   Charges .................................... 20
   ----------------------------------------------------------------------------

                      PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                           MOBIL CORPORATION
                   CONSOLIDATED STATEMENT OF INCOME
                (In millions, except per-share amounts)

                                        For the Three Months|For the Nine Months
                                         Ended September 30,|Ended September 30,
                                        --------------------|-------------------
                                                            |
                                             1996     1997  |     1996     1997
                                          ---------  -------| --------  -------
                                                            |
Revenues                                                    |
  Sales and services (a) .................. $19,852  $15,950|  $57,642  $48,257
  Income from equity investments, asset                     |
    sales, interest and other .............     474      447|      904    1,075
                                            -------  -------|  -------  -------
                                                            |
    Total Revenues ........................  20,326   16,397|   58,546   49,332
                                            -------  -------|  -------  -------
Costs and Expenses                                          |
  Crude oil, products and operating                         |
    supplies and expenses .................  11,788   10,159|   33,687   31,158
  Exploration expenses ....................     143      105|      291      262
  Selling and general expenses ............   1,176    1,057|    3,541    2,999
  Depreciation, depletion and amortization      645      590|    1,903    1,848
  Interest and debt discount expense ......     119      142|      332      331
  Taxes other than income taxes (a) .......   4,850    2,682|   14,077    7,794
  Income taxes ............................     836      770|    2,427    2,372
                                            -------  -------|  -------  -------
    Total Costs and Expenses ..............  19,557   15,505|   56,258   46,764
                                            -------  -------|  -------  -------
Net Income ................................ $   769  $   892|  $ 2,288  $ 2,568
                                            =======  =======|  =======  =======
                                                            |
Net Income Per Common Share (b)(c)......... $   .96  $  1.12|  $  2.85  $  3.21
                                            =======  =======|  =======  =======
                                                            |
Dividends Per Common Share (c)............. $   .50  $   .53|  $ 1.463  $  1.59
                                            =======  =======|  =======  =======
                                                            |
                                                            |
                                                            |
Notes:                                                      |
                                                            |
(a) Includes excise and state gasoline                      |
      taxes of ............................ $ 2,313  $ 1,486|  $ 6,685  $ 4,432
                                                            |
(b) Based on net income less preferred                      |
      stock dividend requirements of ...... $    13  $    13|  $    40  $    39
      divided by the weighted average                       |
      number of common shares outstanding                   |
      (000's) of (c)....................... 787,850  785,798|  788,442  786,975

(c) Shares outstanding and per share amounts reflect a two-for-one stock split which had a record date of May 20, 1997. Prior year share numbers and per share amounts have been restated on a comparable basis.

               The accompanying notes are an integral part of these
                    condensed consolidated financial statements


MOBIL                                  - 1 -



                                MOBIL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (In millions)

                                                             Dec. 31,    Sep.30,
                                     ASSETS                     1996       1997
                                                             -------    -------
Current Assets
  Cash and cash equivalents ................................ $   808    $ 1,064
  Accounts and notes receivable ............................   8,192      6,140
  Inventories ..............................................   3,017      2,411
  Prepaid expenses and other current assets ................     627        740
  Deferred income taxes ....................................     251        245
                                                             -------    -------
    Total Current Assets ...................................  12,895     10,600

Investments and Long-Term Receivables ......................   5,078      7,786

Properties, Plants and Equipment ...........................  55,127     50,187
Less: Accumulated Depreciation, Depletion and Amortization .  27,648     25,234
                                                             -------    -------
Net Properties, Plants and Equipment .......................  27,479     24,953

Deferred Charges and Other Assets ..........................     956        837
                                                             -------    -------
    Total Assets ........................................... $46,408    $44,176
                                                             =======    =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term debt .......................................... $ 3,425    $ 3,188
  Accounts payable .........................................   5,935      4,544
  Accrued liabilities ......................................   2,968      2,547
  Income, excise, state gasoline and other taxes payable ...   2,615      1,988
  Deferred income taxes ....................................     305        257
                                                             -------    -------
    Total Current Liabilities ..............................  15,248     12,524

Long-Term Debt .............................................   4,450      4,103
Reserves for Employee Benefits .............................   1,681      1,629
Accrued Restoration, Removal and Environmental Costs .......   1,240      1,124
Deferred Credits and Other Noncurrent Obligations ..........   1,255      1,480
Deferred Income Taxes ......................................   3,416      3,665
Minority Interest in Subsidiary Companies ..................      46        114
                                                             -------    -------
    Total Liabilities ......................................  27,336     24,639
                                                             -------    -------
Shareholders' Equity
  Preferred stock (ESOP-related) -- shares issued and
    outstanding: 176,336 at December 31, 1996 and
    172,133 at September 30, 1997 ..........................     686        669
  Unearned employee compensation (ESOP-related) ............    (365)      (338)
  Common stock -- $1.00 par value; shares authorized:
    1,200,000,000; shares issued: 891,075,610 at
    December 31, 1996 and 893,785,571 at September 30, 1997.     891        894
  Capital surplus ..........................................   1,468      1,531
  Earnings retained in the business ........................  19,108     20,386
  Cumulative foreign exchange translation adjustment .......     (73)      (599)
  Common stock held in treasury, at cost -- shares:
    103,486,700 at December 31, 1996 and 108,854,800 at
    September 30, 1997 .....................................  (2,643)    (3,006)
                                                             -------    -------
    Total Shareholders' Equity .............................  19,072     19,537
                                                             -------    -------
Total Liabilities and Shareholders' Equity ................. $46,408    $44,176
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


                                 MOBIL CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (In millions)

                                                           For the Nine Months
                                                           Ended September 30,
                                                           -------------------

                                                              1996        1997
                                                           -------     -------
Cash Flows from Operating Activities
  Net Income .........................................     $ 2,288     $ 2,568
  Adjustments to reconcile to net cash from
    operating activities:
      Depreciation, depletion and amortization .......       1,903       1,848
      Deferred income taxes ..........................         372         313
      Earnings less (greater) than dividends from
        equity affiliates ............................         111        (104)
      Exploration expenses (includes noncash
        charges:  1996-$16; 1997-$17) ................         291         262
      Gain on sales of properties, plants and
        equipment and other assets ...................        (311)       (289)
      Increase in working capital items ..............        (470)        (19)
      Other, net .....................................          (1)        315
                                                           -------     -------
Net Cash from Operating Activities ...................       4,183       4,894
                                                           -------     -------
Cash Flows from Investing Activities
  Capital and exploration expenditures ...............      (3,311)     (2,957)
  Acquisition of Ampolex Limited, net of cash
    acquired .........................................      (1,347)          -
  Proceeds from sales of properties, plants and
    equipment and other assets .......................       1,005         622
  Payments attributable to investments and
    long-term receivables ............................        (638)       (414)
                                                           -------     -------
Net Cash Used in Investing Activities ................      (4,291)     (2,749)
                                                           -------     -------
Cash Flows from Financing Activities
  Cash dividends .....................................      (1,193)     (1,290)
  Proceeds from borrowings having original
    terms greater than three months ..................       1,038         804
  Repayments of borrowings having original
    terms greater than three months ..................        (744)     (1,693)
  Increase in other borrowings .......... ............       1,362         608
  Proceeds from issuance of common stock .............          55          66
  Purchase of common stock for treasury ..............        (207)       (363)
                                                           -------     -------
Net Cash Provided by (Used in) Financing Activities ..         311      (1,868)
                                                           -------     -------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents ...................................           5         (21)
                                                           -------     -------
Net Increase in Cash and Cash Equivalents ............         208         256
Cash and Cash Equivalents - Beginning of Period ......         498         808
                                                           -------     -------
Cash and Cash Equivalents - End of Period ............     $   706     $ 1,064
                                                           =======     =======
-------------------------------------------------------------------------------

 Memo:

 Net cash from operating activities ..................     $ 4,183     $ 4,894
 Net cash used in investing activities ...............      (4,291)     (2,749)
 Cash dividends ......................................      (1,193)     (1,290)
                                                           -------     -------
 (Shortfall) excess of cash from operating activities
  over investing activities and dividends ............     $(1,301)    $   855
                                                           =======     =======
------------------------------------------------------------------------------


           The accompanying notes are an integral part of these condensed consolidated financial statements


MOBIL                            - 3 -

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


     --------------------------------------------------------------------------
      (In millions)                                   For the Nine Months
                                                      Ended September 30,
                                                      --------------------
                                                          1996      1997 (a)
      Changes in Working Capital Items
      (Increases)/decreases

       Accounts and notes receivable .................   $(501)    $ 796
       Inventories ...................................    (214)     (102)
       Prepaid expenses and other current assets .....     (40)     (180)
       Accounts payable ..............................     235      (328)
       Accrued liabilities ...........................      (1)       43
       Income, excise, state gasoline and
         other taxes payable .........................      51      (248)
                                                         -----     -----
       Increase in working capital items .............   $(470)    $ (19)
                                                         =====     =====
     --------------------------------------------------------------------------
     (a) The effects of the implementation of the Mobil-BP alliance have been removed from these amounts.


MOBIL                            - 4 -

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS
 -------------------------------------------------------------------------------

   REPORTED EARNINGS             Third Quarter        |First Nine Months
     (In millions)              ______________ Incr./ |________________ Incr./
                                              (Decr.) |                (Decr.)
                                  1996   1997         |   1996    1997
                                  ----   ----  -----      ----    ----  -----
 Petroleum Operations                                 |
    E&P - United States ........ $ 234  $ 160  $ (74) | $  556  $  511  $  (45)
        - International ........   303    313     10  |    963   1,114     151
                                 -----  -----  -----  | ------  ------  ------
    Total E&P ..................   537    473    (64) |  1,519   1,625     106
                                 -----  -----  -----  | ------  ------  ------
    M&R - United States ........    83    230    147  |    311     382      71
        - International ........   148    116    (32) |    512     496     (16)
                                 -----  -----  -----  | ------  ------  ------
    Total M&R ..................   231    346    115  |    823     878      55
                                 -----  -----  -----  | ------  ------  ------
  Total Petroleum ..............   768    819     51  |  2,342   2,503     161
                                                      |
  Chemical .....................    90    155     65  |    225     331     106
  Corporate and Financing (a)...   (89)   (82)     7  |   (279)   (266)     13
                                 -----  -----  -----  | ------  ------  ------
  Net Income ................... $ 769  $ 892  $ 123  | $2,288  $2,568  $  280
                                 =====  =====  =====  | ======  ======  ======
 -------------------------------------------------------------------------------

   OPERATING EARNINGS             Third Quarter        |First Nine Months
     Adjusted for Special Items) ______________ Incr./ |________________ Incr./
        (In millions)                          (Decr.) |                (Decr.)
                                   1996   1997         |   1996    1997
                                   ----   ----  -----      ----    ---- -----
  Petroleum Operations                                 |
    E&P - United States ......... $ 152  $ 123  $ (29) | $  474  $  474  $    -
        - International .........   270    317     47  |    930   1,118     188
                                  -----  -----  -----  | ------  ------  ------
    Total E&P ...................   422    440     18  |  1,404   1,592     188
                                  -----  -----  -----  | ------  ------  ------
    M&R - United States .........    83    240    157  |    311     392      81
        - International .........   148    209     61  |    512     627     115
                                  -----  -----  -----  | ------  ------  ------
    Total M&R ...................   231    449    218  |    823   1,019     196
                                  -----  -----  -----  | ------  ------  ------
  Total Petroleum ...............   653    889    236  |  2,227   2,611     384
                                                       |
  Chemical ......................    90    102     12  |    225     278      53
  Corporate and Financing (a)....   (75)   (84)    (9) |   (234)   (268)    (34)
                                  -----  -----  -----  | ------  ------  ------
  Income Excluding Special Items.   668    907    239  |  2,218   2,621     403
  Special Items (table on page 6)   101    (15)  (116) |     70     (53)   (123)
                                  -----  -----  -----  | ------  ------  ------
  Net Income .................... $ 769  $ 892  $ 123  | $2,288  $2,568  $  280
                                  =====  =====  =====  | ======  ======  ======
 -------------------------------------------------------------------------------

 (a) Corporate and Financing includes the results from Real Estate operations and Mining and Minerals (substantially all of these businesses were sold in 1996), corporate administrative expenses, net financing expense and other items.



MOBIL                             - 5 -

--------------------------------------------------------------------------------

  SPECIAL ITEMS                          Third Quarter   |  First Nine Months
    (In millions)                                        |
                                          1996    1997   |    1996     1997
                                          ----    ----        ----     ----
                                                         |
  Asset Sales .........................  $ 129     140   |   $ 129    $ 140
  Restructurings ......................      -   $ (72)  |       -     (110)
  Employee Performance Award ..........      -     (50)  |       -      (50)
  Litigation ..........................      -     (33)  |       -      (33)
  SRP Implementation (a)...............    (28)      -   |   $ (59)       -
                                         -----   -----   |   -----    -----
    Total Special Items ...............  $ 101   $ (15)  |   $  70   $  (53)
                                         =====   =====       =====     =====

(a) Staff Redesign Project (SRP).
================================================================================

  REVENUES BY SEGMENT          Third Quarter         |    First Nine Months
    (In millions)                           Incr./   |                  Incr./
                                           (Decr.)   |                 (Decr.)
                              1996     1997    %     |    1996     1997    %
                              ----     ---- -----         ----     ---- ----
                                                     |
 Exploration & Producing . $ 1,974  $ 1,664  (16)(a) | $ 5,815  $ 5,490   (6)(a)
 Marketing & Refining ....  17,500   13,762  (21)(b) |  50,138   41,156  (18)(b)
 Chemical ................     768      868   13     |   2,341    2,465    5
 Other ...................      84      103   23     |     252      221  (12)
                           -------  -------          | -------  -------
   Total Revenues ........ $20,326  $16,397  (19)    | $58,546  $49,332  (16)
                           =======  =======          | =======  =======

(a) Reflects the impact of equity accounting for gas marketing activities in the U.S.
(b) Reflects the impact of equity accounting for M&R European alliance with BP.
--------------------------------------------------------------------------------
CONSOLIDATED RESULTS OVERVIEW

THIRD QUARTER 1997 COMPARED WITH THIRD QUARTER 1996

  Consolidated third quarter net income was $892 million, an increase of $123 million from the $769 million reported for the third quarter of 1996. Earnings per common share for the third quarter of 1997 were $1.12, compared with $0.96 for the same quarter of 1996. This year's third quarter net income included net special charges of $15 million, as gains on various asset sales were more than offset by restructuring charges, net unfavorable litigation charges and an accrual for a one-time cash bonus to employees. Third quarter 1996 net income included net special benefits of $101 million, as gains on asset sales were partly offset by special charges for implementation of the Staff Redesign Project. Excluding special items from both periods, third quarter 1997 operating earnings of $907 million increased $239 million, or 36%.

  Mobil's third quarter earnings were higher, reflecting strong volume growth from initiatives and, in general, strong performance by our business units. Overall for the quarter, industry factors were somewhat favorable. Downstream margins in the U.S. and Europe, worldwide aromatics margins and U.S. natural gas prices were higher, while worldwide crude oil prices and international gas prices were lower.

  In the upstream, despite a significant decrease in crude oil prices, worldwide earnings were higher. Production increased over 7% in the third quarter and over 5% so far this year, compared with the corresponding periods last year, the result of Mobil's growth initiatives in Nigeria, Equatorial Guinea, Australia/ Papua New Guinea, Kazakhstan and Qatar.


MOBIL                          - 6 -

  Downstream, Mobil's U.S. marketing and refining business achieved its second consecutive quarter of record earnings helped by strong margins and excellent operating performance at our refineries.

  In international downstream, European operations continued to benefit from the alliance with BP. In Asia-Pacific, earnings were up substantially despite the economic downturn in parts of the region and weakness in industry refining margins. Earnings benefited from good operating performance, higher sales as a result of a strong marketing presence and the streaming of a new lubes facility at Jurong in Singapore.

  In Chemical, paraxylene and other aromatics volumes increased, reflecting capacity increases of nearly 50% since last year. The higher volumes, when combined with higher margins and improved operating performance, led to increased earnings this year.

  Worldwide revenues in the third quarter of 1997 of $16,397 million were $3,929 million lower than revenues in the third quarter of 1996, reflecting the effect of the implementation of the Mobil-BP European downstream alliance which is accounted for on an equity basis. Additionally, worldwide crude oil and international natural gas prices were lower. Somewhat offsetting these effects on revenues were higher worldwide sales volumes in most business sectors and higher U.S. natural gas prices.

  Crude oil, products and operating supplies and expenses decreased by $1,629 million to $10,159 million, primarily due to the effects of equity accounting for the Mobil-BP and Mobil-Shell (California upstream) alliances, and lower average costs for crude oil, partly offset by higher volume-related expenses and increased spending for growth programs in new venture areas. Selling and general expenses decreased $119 million to $1,057 million, primarily due to the effects of the Mobil-BP alliance, expense reductions associated with cost savings initiatives and the effects of the divestiture of certain noncore businesses late last year. These reductions to Selling and general expenses were partly offset by a reserve for restructuring in Japan and an accrual for the one-time cash bonus for employees. Depreciation, depletion and amortization expenses decreased $55 million to $590 million as decreases resulting from equity accounting for the Mobil-BP and Mobil-Shell alliances were partly offset by the effects of capital spending. Taxes other than income taxes decreased $2,168 million to $2,682 million, as the effects of the Mobil-BP and Mobil-Shell alliances were partly offset by the effects of higher worldwide sales volumes. Income tax expense decreased $66 million to $770 million, mainly due to mix changes in the sources of earnings and certain favorable tax adjustments.

  In February 1997, FAS 128 Earnings Per Share was issued and is effective for financial statements for periods ending after December 15, 1997. FAS 128 requires disclosure of both earnings per common share and earnings per share giving effect to all dilutive potential common shares. Had FAS 128 been effective at September 30, 1997, the dilutive effects on Mobil's earnings per share would not have been material.







MOBIL                          - 7 -

FIRST NINE MONTHS 1997 COMPARED WITH FIRST NINE MONTHS 1996

  Mobil's consolidated net income for the first nine months of 1997 was $2,568 million, compared with $2,288 million for the same period of 1996. This year's results included net special charges of $53 million reflecting various restructuring charges, certain net litigation charges and an accrual for a one-time cash bonus for employees, partly offset by gains on various asset sales. Net income for the first nine months of 1996 included net special benefits of $70 million reflecting gains on asset sales, partly offset by charges associated with implementing the Staff Redesign Project.

  Excluding special items, operating earnings were $2,621 million for the first nine months of 1997 million, up $403 million, or 18%, from the comparable period of 1996. The improvement was due to the favorable impacts of worldwide volume growth in all sectors of the business and contributions from newly formed joint ventures, notably the Mobil-BP downstream alliance in Europe, partly offset by higher expenses in new business development areas. Industry fundamentals were favorable overall. Higher integrated downstream margins in the U.S. and Europe, increased worldwide natural gas prices and improved polyethylene margins, more than offset lower Asia-Pacific downstream margins and lower worldwide aromatics margins.

  Nine month 1997 revenues of $49,332 million were $9,214 million lower than revenues in the same period of 1996 primarily due to the effects of equity accounting for the Mobil-BP European alliance. Partly offsetting the effects of the alliance were higher worldwide natural gas prices, higher polyethylene prices and higher worldwide sales volumes. Additionally, income from equity investments, mainly in Europe, Kazakhstan and the U.S., was significantly higher.

  Crude oil, products and operating supplies and expenses decreased in the first nine months of 1997 by $2,529 million to $31,158 million compared with the same period last year, primarily due to the effects of equity accounting for the Mobil-BP alliance and lower average costs for crude oil, partly offset by higher volume-related expenses and increased spending for growth programs in new venture areas. Selling and general expenses decreased $542 million to $2,999 million, primarily due to the effects of the Mobil-BP alliance, expense reductions associated with cost savings initiatives and the effects of the divestiture of certain noncore businesses. These reductions to Selling and general expenses were partly offset by a reserve for restructuring in Japan and an accrual for the one-time cash bonus for employees. Depreciation, depletion and amortization expenses were slightly lower as decreases resulting from equity accounting for the Mobil-BP European downstream and the Mobil-Shell California upstream alliances were largely offset by the effects of last year's acquisition of Ampolex and other capital spending. Taxes other than income taxes decreased $6,283 million to $7,794 million, as the effects of the alliances were partly offset by the effects of higher worldwide sales volumes. Income tax expense decreased somewhat, from $2,427 million to $2,372 million, as the effects of higher pre-tax income were more than offset by mix changes in the sources of earnings and certain favorable tax adjustments.



MOBIL                            - 8 -

Exploration and Producing
--------------------------------------------------------------------------------

Exploration and Producing
  Selected Operating Data           Third Quarter           First Nine Months
                                        Incr./(Decr.)              Incr./(Decr.)
                               1996   1997   Vol.  %     1996   1997    Vol.  %
Net Crude Oil and NGL                                 |
  Production (TBD)   - U.S. .   257    246   (11) (4) |   268    243    (25) (9)
                     - Intl.    594    692    98  16  |   568    673    105  18
                               -----  ----- -----     | -----  -----  -----
    Total ...................   851    938    87  10  |   836    916     80  10
                               =====  ===== =====     | =====  =====  =====
Net Natural Gas                                       |
  Production (MMCFD) - U.S. . 1,284  1,124  (160)(12) | 1,366  1,156   (210)(15)
                     - Intl.  2,784  3,092   308  11  | 3,118  3,364    246   8
                               -----  ----- -----     | -----  -----  -----
    Total ................... 4,068  4,216   148   4  | 4,484  4,520     36   1
                              =====  ===== =====      | =====  =====  =====
TOTAL NET PRODUCTION (TBDOE). 1,588  1,702   114   7  | 1,648  1,735     87   5
                              =====  ===== =====      | =====  =====  =====
--------------------------------------------------------------------------------

THIRD QUARTER 1997 COMPARED WITH THIRD QUARTER 1996

  Exploration and Producing income of $473 million was $64 million lower than the third quarter of last year. This year's results included $33 million of net special benefits reflecting gains on various asset sales, partly offset by a litigation charge and accruals for a one-time cash bonus for employees. Last year's income included $115 million of special benefits from gains on various asset sales. Excluding special items from both periods, operating earnings were $440 million this year compared with $422 million in last year's third quarter.

  In the United States, operating earnings were $123 million, down $29 million, primarily due to lower production volumes resulting from asset sales and natural field declines. The favorable effect of higher natural gas prices was more than offset by lower crude oil prices.

  International operating earnings of $317 million were $47 million higher than the same quarter last year. Benefits related to higher volumes and lower exploration expenses were somewhat offset by the impact of lower crude oil and natural gas prices and higher operating expenses in new venture areas.

FIRST NINE MONTHS 1997 COMPARED WITH FIRST NINE MONTHS 1996

  Exploration and Producing income of $1,625 million was $106 million higher than last year. This year's income included $33 million of net special benefits while last year's income included $115 million of special benefits (see third quarter comparison above for details). Excluding special items, this year's operating earnings of $1,592 million were $188 million higher than last year. The earnings improvement resulted from the effects of higher worldwide natural gas prices and higher international production volumes, partly offset by the effects of lower U.S. production and higher expenses in new venture areas. Decreases in U.S. production volumes resulted from asset sales and natural field declines.


MOBIL                              - 9 -

Marketing and Refining
--------------------------------------------------------------------------------

  Marketing and Refining             Third Quarter          First Nine Months
   Selected Operating Data                  Incr./(Decr.)          Incr./(Decr.)
                                  1996    1997  Vol.  %    1996   1997  Vol.  %
                                 -----   -----  ---  --   -----  -----  ---  --
  Petroleum Product
    Sales (TBD)(a)   - U.S. ...  1,414   1,467   53   4 | 1,340  1,424   84   6
                     - Intl.(b)  1,990   1,966  (24) (1)| 1,963  1,910  (53) (3)
                                 -----   -----  ---     | -----  -----  ---
       Total ..................  3,404   3,433   29   1 | 3,303  3,334   31   1
                                 =====   =====  ===     | =====  =====  ===
                                                        |
  Refinery Runs (TBD)                                   |
                     - U.S. ...    926   1,009   83   9 |   914    950   36   4
                     - Intl.(b)  1,254   1,294   40   3 | 1,223  1,221   (2)  -
                                 -----   -----  ---     | -----  -----  ---
       Total ..................  2,180   2,303  123   6 | 2,137  2,171   34   2
                                 =====   =====  ===     | =====  =====  ===

  (a) Includes supply/other sales
  (b) Includes Mobil's share for the European alliance with BP. Year-to-date sales reflect a restatement of first and second quarter European sales.
--------------------------------------------------------------------------------

THIRD QUARTER 1997 COMPARED WITH THIRD QUARTER 1996

  Marketing and Refining net income was $346 million in the third quarter of 1997 versus last year's income of $231 million. This quarter's results included special charges of $103 million for restructuring in Europe and Japan, and a one-time cash bonus for employees. There were no special items in last year's third quarter. Excluding this year's special charges, operating earnings of $449 million were $218 million higher than last year.

  United States operations generated record earnings of $240 million, $157 million higher than last year. The strong results were driven by higher industry margins, improved refinery performance and increased trade sales volumes.

  International earnings of $209 million were $61 million higher than in 1996. Results in Europe improved due to higher margins and the benefits of the Mobil-BP alliance. Higher Asia-Pacific earnings reflected higher volumes, higher margins in aromatics, lower refinery turnaround costs and benefits from the new lube refinery at Singapore.

FIRST NINE MONTHS 1997 COMPARED WITH FIRST NINE MONTHS 1996

  Marketing and Refining net income was $878 million for the first nine months of 1997 compared with income of $823 million for the same period last year. Excluding $141 million of special charges this year for implementation costs related to the Mobil-BP alliance, restructuring in Japan and a one-time cash bonus for employees, operating earnings of $1,019 million were $196 million higher than last year. The effects of higher worldwide petroleum product sales volumes, contributions from the Mobil-BP alliance and improved integrated margins in the U.S. and Europe were partly offset by lower Asia-Pacific margins and a higher level of refinery downtime.



MOBIL                             - 10 -

Chemical

THIRD QUARTER AND FIRST NINE MONTH COMPARISONS OF 1997 WITH 1996

  Chemical income of $155 million was $65 million higher than last year's third quarter. Excluding $53 million of net special benefits from this year's income (gains on asset sales and a favorable litigation settlement partly offset by an accrual for a one-time cash bonus for employees), operating earnings of $102 million were $12 million higher than last year. There were no special items last year. The improvement reflected higher volumes across all segments of the business. Other contributing factors were improved margins in paraxylene and strong performance in oriented polypropylene films.

  In the first nine months of 1997, Chemical income was $331 million compared with $225 million in the same period last year. Excluding $53 million of net special benefits from this year's income (see details in third quarter comparison above), operating earnings were $278 million, $53 million higher than last year. Higher sales volumes, together with improved polyethylene margins and plant reliability, were partly offset by lower worldwide aromatics margins.

Corporate and Financing

THIRD QUARTER AND FIRST NINE MONTH COMPARISONS OF 1997 WITH 1996

  Corporate and Financing expense was $82 million in the third quarter of 1997 compared with $89 million in the same period last year. Excluding $2 million of net special benefits this year, and $28 million of special charges for implementation of the Staff Redesign Project last year, third quarter operating expense of $84 million was $9 million higher than the comparable period last year. The loss of operating income from certain noncore businesses sold last year was only partly offset by reduced interest expense related to lower net debt balances.

  For the first nine months of 1997, Corporate and Financing expense was $266 million, $13 million lower than last year. Excluding $2 million of net special benefits in 1997 and $59 million of special charges for implementing the staff Redesign Project in 1996, operating expense of $268 million this year was $34 million higher than the same period last year. The higher expenses were primarily due to loss of operating income from certain noncore businesses sold last year and higher average net debt balances.

DISCUSSION OF FINANCIAL CONDITION

  Total current assets as of September 30, 1997 were $10,600 million, a decrease of $2,295 million from December 31, 1996. Accounts and notes receivable decreased $2,052 million to $6,140 million, primarily due to the effects of the implementation of the Mobil-BP European downstream alliance, lower hydrocarbon prices, lower sales volumes and the sale of certain receivables associated with the company's credit card operations. Inventories decreased $606 million primarily due to the effects of the Mobil-BP alliance and currency translation effects, which were partly offset by volume increases in the United States. Partly offsetting these net decreases were higher prepaid expenses and a higher level of cash and cash equivalents.



MOBIL                          - 11 -

  Investments and long-term receivables increased $2,708 million, primarily reflecting Mobil's investment in the European downstream alliance with BP, the California upstream alliance with Shell and, to a lesser extent, ongoing investments in various growth areas.

  Net properties, plants and equipment decreased $2,526 million to $24,953 million as capital expenditures were more than offset by the effects of equity accounting for the Mobil-BP European downstream alliance and the Mobil-Shell California upstream alliance, asset sales and depreciation.

  Total debt of Mobil and its subsidiaries was $7,291 million, $584 million lower than year-end 1996. The debt-to-capitalization ratio was 27% at September 30, 1997, down from 29% at year-end 1996.

  Accounts payable decreased $1,391 million, primarily due to the effects of the implementation of the Mobil-BP downstream alliance, and decreases in hydrocarbon prices and sales volumes from year-end 1996, partly offset by an accrual for the one-time cash bonus for employees.

  Accrued liabilities decreased $421 million mainly due to the effects of the Mobil-BP alliance implementation and a payment related to Mobil's pipeline investment in Kazakhstan, partly offset by a reserve for restructuring in Japan.

  Income, excise, state gasoline and other taxes payable decreased $627 million primarily due to the effects of the Mobil-BP alliance and timing of gasoline tax payments in Japan.

  Shareholders' equity rose $465 million during the first nine months of 1997 primarily due to an increase of $1,278 million in earnings retained in the business. Largely offsetting the increase in retained earnings was a net charge to the cumulative foreign exchange translation adjustment account reflecting a strengthening U.S. dollar, relative to the local currency, in certain countries in which the company has significant operations ($526 million). Also, the cost of common stock held in the treasury increased as 5,368,100 shares were purchased in the open market to offset the dilutive effects of stock options ($363 million).

  During the first nine months of 1997, net cash generated from operating activities was $4,894 million, $855 million higher than the cash requirements for investing activities and dividends. Refer to the table at the bottom of page 3.



MOBIL                            - 12 -

  Total investment spending for the third quarter of 1997 was $1,145 million, a decrease of $393 million from the comparable period last year. For the first nine months of 1997, worldwide investment spending was $3,437 million, compared with $5,222 million for the year-earlier period. Last year's spending was higher as a result of investments in Ampolex and the Tengiz field.
--------------------------------------------------------------------------------

INVESTMENT SPENDING
 (In millions)                           Third Quarter       First Nine Months

 Capital and Exploration Expenditures    1996      1997        1996     1997
                                        -----     -----       -----    -----
 Petroleum Operations                                     |
   Exploration & Producing  - U.S. ... $   95    $  117(a)|  $  367   $  325 (a)
                            - Intl. ..  2,226(b)    714   |   3,072(b) 1,809
   Marketing & Refining     - U.S. ...     87        72   |     261      224
                            - Intl. ..    243       107(a)|     730      351 (a)
 Chemical ............................     92        86   |     223      210
 Other ...............................      7         7   |      52       38
                                       ------    ------   |  ------   ------
     Total Capital and Exploration                        |
       Expenditures .................. $2,750    $1,103   |  $4,705   $2,957
                                       ------    ------   |  ------   ------
 Cash Investments in Equity Companies. (1,212)(b)    42(a)|     517(b)   480 (a)
                                       ------    ------   |  ------   ------
 Total Investment Spending             $1,538    $1,145   |  $5,222   $3,437
                                       ======    ======   |  ======   ======
------------------------------                            |
 Memo:                                                    |
 Exploration Expenses charged                             |
   to income, included above                              |
                            - U.S. ... $    6    $   12   |  $   39   $   28
                            - Intl. ..    137        93   |     252      234
                                       ------    ------   |  ------   ------
     Total Exploration Expenses ...... $  143    $  105   |  $  291   $  262
                                       ======    ======   |  ======   ======

--------------------------------------------------------------------------------

(a) Reflects the impact of equity accounting for the E&P California alliance with Shell and the M&R alliance with BP in Europe.
(b) Reflects a $1,394 million reclassification of spending for the Ampolex acquisition that was fully consolidated in the third quarter of 1996.

  Return on average shareholders' equity was 16.9% for the twelve month period ended September 30, 1997, compared with 16.0% for the calendar year 1996. Return on average capital employed for the twelve month period ended September 30, 1997 was 13.1%, compared with 12.7% for the calendar year 1996.

  Whenever external financing is needed, Mobil and its subsidiary companies have ready access to multiple capital markets, including significant bank credit lines.

  At September 30, 1997, Mobil had effective shelf registration statements on file with the SEC permitting the offer and sale of $1,815 million of debt securities. Shelf registrations allowing the issuance of U.S. $2 billion of Euro-Medium-Term Notes and bonds having a principal amount of 30 billion Japanese yen were also in place.






MOBIL                             - 13 -

CURRENT DEVELOPMENTS

  On November 12, 1997, Mobil announced that its European fuels and lubricants partnerships with British Petroleum would begin consultation on a major rationalization of the lubricant base oil refining business. The expected cash cost for the restructuring is $150 million. Mobil will record a provision for its shares of these costs, plus Mobil's share of noncash write-downs of facilities (which is not expected to be significant), when appropriate.

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

  Mobil has provided in its accounts for items and issues not yet resolved based on management's best judgement.





MOBIL                            - 14 -

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

     October 6, 1997     Submitted  documents  relating  to $36,714,000  of
                         "Pass Through  Certificates" guaranteed by Mobil
                         Corporation.

     October 22, 1997    Submitted a copy of the Mobil News Release issued
                         October 22, 1997, reporting Mobil's estimated earnings for the third quarter of 1997.




MOBIL                            - 15 -

                                                         SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT                                          MOBIL CORPORATION


BY
                                                    /S/ P. J. Antico
NAME AND TITLE                                      P. J. Antico, Principal
                                                    Accounting Officer

DATE                                                November 13, 1997




MOBIL                          - 16 -

                              EXHIBIT INDEX

EXHIBIT                                         SUBMISSION MEDIA
-------                                         ----------------

  11.  Computation of Earnings Per                Electronic
       Common Share

  12.  Computation of Ratio of Earnings           Electronic
       to Fixed Charges

  27.  Financial Data Schedule                    Electronic


MOBIL                            - 17 -