Form 10-K
period 1997-12-31
MOBIL CORP
filed 1998-03-19
CIK 67182

                                     1997
______________________________________________________________________________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549-1004

                                   FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended DECEMBER 31, 1997
                                            -----------------

                          Commission File No. 1-7555
                                              ------

                               MOBIL CORPORATION
           (Exact name of registrant as specified in its charter)

             DELAWARE                                    13-2850309
   -------------------------------                   -------------------
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                    Identification No.)

                3225 GALLOWS ROAD, FAIRFAX, VIRGINIA 22037-0001
                          TELEPHONE:  (703) 846-3000
          -----------------------------------------------------------
                   (Address of principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
     Title of Each Class                              on Which Registered
--------------------------------------              -----------------------
Common Stock, $1.00 Par Value                       New York Stock Exchange
7 5/8% Debentures due 2033                          New York Stock Exchange
8% Debentures Due 2032                              New York Stock Exchange
8 3/8% Notes Due 2001                               New York Stock Exchange
8 5/8% Debentures Due 2021                          New York Stock Exchange

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
                                              ---     ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ---

  The number of voting securities of the registrant outstanding on February 27, 1998, the latest practicable date, was (i) 781,760,429 shares of common stock, all of which comprise a single class with a $1.00 par value, and each being entitled to one vote and (ii) 170,029 shares of Series B ESOP Convertible Preferred Stock, $1.00 par value per share, and each being entitled to 100 votes for a total of 17,002,900 votes. As of the same date, the aggregate market value of voting stock held by non-affiliates of the registrant was $56,436,828,571, based on a closing price of $72.25 per share. The approximate number of common equity security holders as of the same date was 185,419.

  Parts I and II incorporate information by reference to the Annual Report to Shareholders for the year ended December 31, 1997. Part III contains information incorporated by reference to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997.

______________________________________________________________________________

                               MOBIL CORPORATION
                                   Form 10-K
                               December 31, 1997
                               TABLE OF CONTENTS


                                                                    PAGE(S)
                                                           --------------------------
                                                             1997          1997
                                                            Annual        Annual
                                                           Report on     Report to
                                                           Form 10-K   Shareholders
                                                           ---------  ---------------
                                    PART I

Item  1. Business.........................................          1             -
           (a) General....................................          1             -
           (b) Environmental Matters......................          1         30,49
           (c) Segment and Geographic Information.........          2         38,39
           (d) Business Description and Properties........          2      55,56,62
                 Petroleum Operations.....................          2             -
                   Upstream...............................          3             -
                   Downstream.............................         16             -
                 Chemical Operations......................         17             -
                 Other Operations.........................         18             -
Item  2. Properties.......................................         19             -
Item  3. Legal Proceedings................................         19             -
Item  4. Submission of Matters to a Vote
           of Security Holders............................         20             -
                                    PART II
Item  5. Market for Registrant's Common Stock
           and Related Stockholder Matters................         21              31
Item  6. Selected Financial Data..........................         21              63
Item  7. Management's Discussion and Analysis
           of Results of Operations and
           Financial Condition............................         21     19-32,34,36
Item 7A. Quantitative and Qualitative Disclosures
           About Market Risk..............................         21              28
Item  8. Financial Statements and
           Supplementary Data.............................         21  31,33,35,37-59
Item  9. Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure...........................         21               -

                                   PART III
Item 10. Directors and Executive Officers
           of the Registrant..............................         21               -
Item 11. Executive Compensation...........................         21               -
Item 12. Security Ownership of Certain Beneficial
           Owners and Management..........................         21               -
Item 13. Certain Relationships and
           Related Transactions...........................         21               -

                                    PART IV
Item 14. Exhibits, Financial Statement Schedules
           and Reports on Form 8-K........................         23               -
         Supplemental Financial Information...............         25               -
           Financial Statement Schedule...................         25               -
         Signatures.......................................         26               -
         Exhibit Index....................................         27               -
         Exhibits.........................................         28               -


PART I

ITEM 1. BUSINESS.

(A) GENERAL

  MOBIL CORPORATION (Mobil) was incorporated in March 1976 in the state of Delaware. Mobil's principal business, which is conducted primarily through wholly-owned subsidiaries, is in the petroleum industry. Mobil is also a manufacturer and marketer of petrochemicals, packaging films and specialty chemical products. Through its subsidiaries, Mobil had business interests in about 140 countries and employed approximately 42,700 people worldwide at December 31, 1997.

  Through its subsidiaries, Mobil operates a worldwide oil and gas exploration and producing business, a global marketing and refining complex, a network of pipelines and tankers linking these worldwide oil and gas businesses, a world scale chemical business and a highly sophisticated research and engineering operation.

  A list of Mobil's most significant subsidiaries is contained on pages 30 through 32 of this Annual Report on Form 10-K. In this Report, except as otherwise indicated by the context, the term "Mobil" refers to the parent corporation and all of its subsidiaries and affiliates and their operating divisions collectively, and sometimes to one or more of them.

  Mobil makes no representations as to the future trend of its business and earnings, or as to future events and developments that could affect the oil industry in particular and that may affect other businesses in which Mobil is directly or indirectly engaged. These include such matters as the divestiture of certain operations, environmental quality control standards, oil imports, new discoveries of hydrocarbons and the demand for petroleum products. Furthermore, Mobil's business could be affected by future price changes or controls, material and labor costs, legislation, taxes, labor conditions, transportation regulations, tariffs, litigation, embargoes, foreign currency exchange restrictions and changes in foreign currency exchange rates. Mobil has direct and indirect investments and interests in many enterprises worldwide and makes no representation as to future developments, which may have a profound effect on its business enterprises throughout the world. Mobil also recognizes that such enterprises are subject to political uncertainties in many of the countries in which it operates. Countries in addition to the U.S. which currently are, and are expected to continue to be, significant contributors to Mobil's operating earnings are Australia, Canada, Germany, Indonesia, Nigeria, Norway, Saudi Arabia and the United Kingdom (U.K.).

(B)  ENVIRONMENTAL MATTERS

  The discussions of Environmental Matters on pages 30 and 49 of Mobil's 1997 Annual Report to Shareholders are incorporated herein by reference.

  Mobil and certain of its subsidiaries and affiliates are parties to numerous proceedings instituted by governmental authorities and others under provisions of applicable laws or regulations relating to the discharge of materials into the environment. Such environmental proceedings are further discussed herein on page 19 under Item 3. Legal Proceedings.

Mobil                                 -1-

(C)  SEGMENT AND GEOGRAPHIC INFORMATION

  Segment and Geographic information for 1995, 1996 and 1997 on pages 38 and 39 of Mobil's 1997 Annual Report to Shareholders is incorporated herein by reference.

(D)  BUSINESS DESCRIPTION AND PROPERTIES

  In addition to the business description and properties contained herein, the following data included in Mobil's 1997 Annual Report to Shareholders are incorporated herein by reference:

                                                    1997 Annual
                                                     Report to
                                                    Shareholders
   Description                                          Page
   -----------------------------------------------  ------------
   Estimated Quantities of Net Proved Oil and
     Natural Gas Liquids Reserves (Table 1)....            55
   Estimated Quantities of Net Proved Natural
     Gas Reserves (Table 2)....................            56
   Petroleum Product Sales.....................            62
   Refinery Runs...............................            62
   Chemical Sales by Product Category..........            62

   PETROLEUM OPERATIONS

  Mobil is one of the largest oil companies in the world, with petroleum product sales of 3.3 million barrels a day. In 1997 Mobil produced the oil equivalent of about 1.8 million barrels daily of crude oil, natural gas liquids and natural gas and had refinery runs of 2.2 million barrels per day. Petroleum net sales in 1997 were $54,183 million, down 7% from 1995 and 19% from 1996. The decrease in 1997 from 1996 was principally due to the effects of equity accounting for the Mobil-BP European downstream alliance.

--------------------------------------------------------------------
PETROLEUM SALES (a)                         1995      1996     1997
(Millions of dollars)
--------------------------------------------------------------------
 Automotive gasoline.....................  $21,697  $23,193  $17,180
 Distillate and jet fuels................   14,710   17,842   12,096
 Other refined petroleum products........    7,318    8,193    6,686
                                           -------  -------  -------
 Total refined petroleum products           43,725   49,228   35,962
 Crude oil...............................    8,268   11,206   12,564
 Natural gas.............................    5,282    5,369    4,653
 Other products..........................      846      906    1,004
                                           -------  -------  -------
 Net Sales of Petroleum..................  $58,121  $66,709  $54,183
                                           =======  =======  =======
 (a) Excludes excise and state gasoline
       taxes of..........................  $ 8,646  $ 9,236  $ 5,928
--------------------------------------------------------------------

  Prices for crude oil have experienced dramatic fluctuations during the past several years in response to both political and market factors, making it difficult to forecast future trends in prices or margins in Petroleum Operations. During 1997 average worldwide crude oil prices decreased about $1.50 per barrel, reflecting increased supplies, slower demand growth in Asia and milder weather.

  Mobil's Petroleum Operations are divided into two primary business activities -- Upstream, which refers to exploration and producing; and Downstream, which refers to marketing, refining, supply and transportation.

Mobil                                 -2-

   PETROLEUM OPERATIONS -- UPSTREAM

EXPLORATION AND PRODUCING

  SIGNIFICANT DEVELOPMENTS IN 1997 IN MOBIL'S EXPLORATION AND PRODUCING OPERATIONS INCLUDED THE FOLLOWING:

WORLDWIDE

  In 1997, Mobil conducted exploration and producing activities in 38 countries. Net production of liquids (crude oil and natural gas liquids) averaged 927 thousand barrels a day (TBD) in 1997, an increase of 73 TBD from 854 TBD in 1996. Net natural gas production of 4,556 million cubic feet a day (MMCFD) in 1997 was 31 MMCFD lower than 1996. International total production was up 10%, primarily due to continued development of resources in Nigeria, new production in Equatorial Guinea and the 1996 acquisitions of Ampolex Ltd. of Australia and a 25% interest in the Tengiz field in Kazakhstan. Worldwide natural gas sales in 1997 were 4,575 MMCFD, a decrease of 900 MMCFD, as less third-party natural gas was purchased for resale due to the full-year impact of the natural gas marketing joint venture with Duke Energy (formerly PanEnergy). Proved liquids and natural gas reserve additions replaced 146% of 1997 production on a barrel of oil equivalent (BOE) basis, including purchases and sales. The following table summarizes net production of crude oil and natural gas liquids (NGL) and of natural gas for 1995 through 1997.

--------------------------------------------------------------------------------
                                  CRUDE OIL & NGL(TBD)     NATURAL GAS(MMCFD)
NET PRODUCTION                     1995  1996  1997         1995   1996   1997
--------------------------------------------------------------------------------
Fully consolidated companies
  United States.................    282    262    186      1,439  1,333  1,141
  Europe........................    173    153    158      1,098  1,187  1,233
  Asia-Pacific..................     97    106     97      1,554  1,581  1,596
  Other Areas...................    213    271    348        432    446    474
                                    ---    ---    ---      -----  -----  -----
  Total Consolidated............    765    792    789      4,523  4,547  4,444
                                    ---    ---    ---      -----  -----  -----
Mobil's share of production of
  equity companies..............     45     62    138         31     40    112
                                    ---    ---    ---      -----  -----  -----
Total Production................    810    854    927      4,554  4,587  4,556
                                    ===    ===    ===      =====  =====  =====

  This table presents Mobil's net production from properties in which it has a working or royalty interest and its share of production of investees accounted for on the equity method. Net production excludes royalties and quantities due others when produced, whether taken in kind or settled in cash.
--------------------------------------------------------------------------------

UNITED STATES

  Including the production from Mobil's joint venture with Shell in California, Mobil's production in the United States was 1,161 MMCFD of natural gas and 244 TBD of liquids, or a total of 454 thousand barrels a day of oil equivalent (TBDOE) during 1997. Compared with 1996, total production decreased 10% as a result of natural declines of maturing fields and asset divestments offset somewhat by increases from additional capital investment.

  In CALIFORNIA, Mobil's heavy oil operations were joined with Shell's CalResources operation in the spring of 1997 creating a separate entity, Aera Energy LLC, which became the largest crude producer in California at about 250 TBDOE. In 1997, California contributed 105 TBDOE to Mobil's U.S. production.

  The Gulf of Mexico continental shelf operation continued to be a significant contributor for Mobil, accounting for approximately 25% of total U.S. production. In Mobile Bay, offshore Alabama, activity levels remained high in 1997 with the streaming of the Aloe Bay well, and the successful bidding of four more offshore

Mobil                                 -3-
blocks. Drilling is currently in progress at Mobile 823-A5 and in Block 914, immediately to the south of the Mobile Bay operation. Both wells are expected to be on stream in the spring of 1998.

  In DEEPWATER Gulf of Mexico, Mobil increased its presence by successfully bidding on over 20 additional blocks in 1997, and now holds working interests in over 240 blocks of deepwater acreage. Mobil signed a contract to secure a deepwater drillship for a three-year period commencing in the fourth quarter of 1998.


EUROPE
  In the frontier Atlantic Margin basins of northwest Europe, Mobil was successful in acquiring several blocks of high potential acreage. In the United Kingdom, Mobil was awarded nine of the twelve tranches of blocks it bid for in the 17th license round and the Irish Rockall license round, increasing its net acreage position from 235,000 acres to over 900,000 acres. The first exploration well is planned to be drilled on Tranche 61 in 1998. Mobil was awarded three licenses with one operatorship in the Barents Sea, adding 523,000 net acres to its exploration inventory. Five wildcat wells are planned for 1998.

  Mobil was active in progressing the developing integrated European natural gas marketing business. The first throughput contract for the U.K.-Belgium Interconnector was finalized and the first contract for a direct sale of United Kingdom natural gas to a continental consumer was completed. With an improved domestic reserve position in Germany and the prospect of increased natural gas volumes from Norway and the Netherlands, Mobil has the ability to conclude additional natural gas sales.

  Mobil produced 75 TBD of liquids and 668 MMCFD of natural gas in the UNITED KINGDOM (U.K.) during 1997, records for both natural gas and total production on a BOE basis. Liquid volumes were up 15% from 1996 levels, primarily due to full-year production from the Nevis and Telford fields and start-up of the Katrine field. Natural gas production increased 8%, reflecting operating efficiencies and added flexibility gained from Mobil's re-negotiation of its North Sea natural gas contracts with British Gas in late 1996.

  In 1997, Mobil's share of Beryl area fields production totaled 48 TBD of liquids and 120 MMCFD of natural gas. This included better than anticipated oil and natural gas production rates from Nevis, a field that started production in late 1996 and accounted for 8 TBDOE in 1997. Both the Beryl A and the Beryl B facilities broke operational records in 1997 for continuous production.

  Mobil, together with the Beryl partners, acquired Conoco's UKCS Quadrant 9 assets in the vicinity of the Beryl infrastructure. As operator for the assets, Mobil contracted for a drilling rig to develop the Buckland and Sorby fields (Mobil shares, 35% and 38.2%, respectively). Start-up for Buckland is scheduled for 1999, followed by Sorby in 2000.

  All Mobil-equity and third-party natural gas from the Beryl and Scott areas is delivered for sale through the Mobil-operated 210-mile Scottish Area Gas Evacuation (SAGE) pipeline and onshore processing plant at St. Fergus, Scotland. Milestones for the SAGE natural gas plant in 1997 included the processing of its one trillionth cubic foot of natural gas as well as handling a record peak natural gas volume in excess of one billion cubic feet per day. The facility upgrade to accommodate processing of third-party natural gas from the Britannia field is on target for start-up in 1998.

Mobil                                 -4-

  Field development approvals were obtained from the U.K. government for the Malory and Shearwater fields. Malory, a 1997 wildcat discovery (Mobil share, 76%) expects initial natural gas production in October, 1998, just 21 months from the date of discovery. In the Shearwater field (Mobil share, 16.5%) drilling has begun, and first deliveries of natural gas are planned for 2000.

  Mobil produced 79 TBD of liquids and 50 MMCFD of natural gas in NORWAY during 1997, primarily from two of Europe's largest fields, Statfjord and Oseberg. The successful start-up of the Njord field also contributed 2 TBD in 1997, which is expected to increase to 11 TBD in 1998. Replacement of production with proved reserves was 125% in 1997 and has averaged a significant 199% over the past five years.

  New developments in the core Statfjord/Oseberg area are expected to increase future production. Development of the Statfjord North Flank was approved in 1997 with an additional 40 TBD (Mobil share, 5 TBD) of production planned for 1999. Implementation of a major natural gas injection project to increase oil recovery is planned for 1998. Oseberg East is scheduled for production in late 1998, followed by Oseberg South in 2000 (Mobil share, 9 TBD).

  The "Plan for Development and Operation for the Fram Field" in Block 35/11 will be submitted to the Norwegian government in 1998. The development scenario for this project was improved by a significant exploration discovery in 1996, the 35/11-8S well. Mobil, with a 25% interest, expects to have 19 TBD at peak production. Initial production is scheduled for 2001.

  The Halten Terrace area is emerging as Mobil's new core area in Norway. This area includes the Njord, Aasgard and Halten South developments. The Njord field, in which Mobil acquired a 20% interest in 1995, is being developed using subsea completions and floating production facilities. First production of this field began in September 1997. Mobil's share of production at peak rate is expected to be 13 TBD. In 1998, the first liquids production of 204 TBD (Mobil share, 15
TBD) is expected at Aasgard, the world's largest subsea development. Aasgard's natural gas production is expected to stream two years later at over 800 MMCFD (Mobil share, 60 MMCFD). The Halten South project will develop two of the three largest Norwegian discoveries in the last ten years: Kristin (1997) and Lavrans (1995) together with two earlier discoveries, Tyrihans and Trestakk. Production for Halten South is planned for 2002.

  Mobil produced 455 MMCFD of natural gas and 4 TBD of crude oil, totaling 86 TBDOE in GERMANY. Natural gas sales were 549 MMCFD. Germany increased proved reserves of natural gas by 65 BCF, replacing 139% of natural gas production, as a result of a successful appraisal drilling program and enhanced reservoir performance.

  Mobil is positioned to grow its natural gas storage business through the ownership of several depleted reservoirs that can be converted to storage operations. The Albaching and the Buchhortst storage projects have been technically evaluated and have progressed such that projects with third party users can be considered over the next several years.


ASIA-PACIFIC

  In INDONESIA, Mobil's share of production volumes averaged 1,571 MMCFD of liquefied natural gas (LNG), 27 TBD of condensate and 19 TBD of liquefied petroleum gas (LPG). LNG and LPG were delivered to customers in Japan and Korea, and condensate was sold to customers in Singapore, Korea, Japan and Australia.

Mobil                                 -5-

  Additional discovered fields in North Sumatra are being developed to supplement declining Arun production. The Pase field began production in January 1998. Development activities are under way for the North Sumatra Offshore "A" field, with start-up expected in 1999.

  Additionally, in 1996 Mobil obtained a 26% participating interest in the production sharing contract (PSC) for the Natuna D-Alpha field which is located in the South China Sea northeast of Singapore. Joint efforts to commercialize the project are under way as a supply source for LNG and/or pipeline natural gas.

  Outside northern Sumatra, Mobil has a 68.6% interest in the Madura Block, located offshore East Java. Madura natural gas production is planned to provide fuel for an electrical power generation plant. Development of the Madura field has been delayed pending approval by the Indonesian government of the power plant project.

  Mobil acquired a 49% interest in the Cepu exploration block in East Java as part of the Ampolex acquisition and will begin drilling operations in the first quarter of 1998.

  Following the completion of the Ampolex Ltd. acquisition, Mobil is building its position in AUSTRALIA and PAPUA NEW GUINEA by utilizing strengths and assets from both companies. In 1997, Mobil's production in Australia and Papua New Guinea increased to 56 TBDOE.

  Over 60% of the oil production was from two offshore fields located in AUSTRALIA'S North West Shelf: Wandoo (Mobil share, 60% and Mobil-operated) and Griffin (Mobil share, 35%). The Wandoo "B" platform came on stream in March 1997 with peak production of 50 TBD (Mobil share, 30 TBD). At the Griffin field, all production was curtailed in mid-November 1997 as the result of an equipment failure onboard the floating production, storage, and off-loading vessel (FPSO). Mobil and the operator are actively working to bring the field safely back online in 1998.

  Future growth on the North West Shelf will be provided by developing the Gorgon field (Mobil share, 14.28%). This large natural gas development opportunity is operated by the Western Australia Petroleum Company on behalf of Mobil and its partners. Negotiations are under way with potential LNG buyers for deliveries as early as 2002-2003. Mobil's two new exploration permits adjacent to the Gorgon field together with this year's Athena natural gas discovery provide the potential to increase reserves.

  Exploration began in 1997 and will continue in 1998 on Australian acreage, including that acquired with the 1996 Ampolex acquisition. There have been four discoveries--three of them commercial. Two oil discoveries in the Carnarvon Basin, Woolybutt and Pitcairn, will be further appraised in 1998.

  In PAPUA NEW GUINEA (PNG), Mobil holds a 14.5% interest in the Kutubu oil project. Kutubu, PNG's first commercial oil development, produced an average 83 TBD (Mobil share, 12 TBD) in 1997. PNG production will be maintained in 1998 with the streaming of Gobe Main (Mobil share, 14.5%) and SE Gobe fields (Mobil share, 8%),

Mobil                                 -6-
replacing declining production from Kutubu. The Moran oil field, the most recent discovery in PNG, was brought on production in January 1998 at a rate of 3 TBD (Mobil share, 14.518%) through an extended well test. Production is expected to reach about 10 TBD, gross.

OTHER

  In 1997, production in CANADA averaged 49 TBD of liquids and 397 MMCFD of gas. Liquids production remained flat, with higher heavy oil volumes offsetting the effects of natural field declines. Natural gas production was down 5% from 1996 mainly due to the sale of non-strategic assets. Ongoing development in western Canada and first oil from Hibernia resulted in Mobil's share of year-end production rates of 56 TBD of liquids and 425 MMCFD of natural gas.

  At Hibernia (Mobil share, 33.125%), the first oil was produced in mid-November, one month ahead of schedule. The first well produced at a sustained rate of 45 TBD, a new record for a Canadian oil well. The first cargo of Hibernia crude was shipped in December. At year end, Hibernia was producing a combined 70 TBD from two wells, while drilling proceeded on two others. The Hibernia operator, Hibernia Management Development Company, is investigating means to increase the peak production capacity of the platform from 135 TBD to 180 TBD (Mobil share, 60 TBD).

  Regulatory approvals were received to proceed with a 24-well development of Terra Nova (Mobil share, 22%), located 25 miles southeast of Hibernia. The wells will be produced using a floating vessel for the production, processing and storage of the crude oil. With the partners' management approval obtained in February 1998, first oil is expected by year-end 2000. Peak production of 115 TBD (Mobil share, 25 TBD) is expected from this field. Future potential in the area was enhanced in late 1997, when Mobil and its partners (Mobil share, 25%) successfully acquired key exploration licenses around Hibernia and Terra Nova.

  Newfoundland Transshipment Ltd. (Mobil share, 30%) began construction of a regional transshipment terminal at Whiffenhead, Newfoundland. This facility is being built to serve the needs of Hibernia with the potential to accommodate regional expansion, including the Terra Nova project. Completion of the transshipment terminal is targeted for late 1998.

  The Sable Offshore Energy Project (SOEP) received all necessary government and regulatory approvals and construction has begun. Mobil is the lead partner with a 50.8% interest. The SOEP consists of six fields, located 125 miles off the coast of Nova Scotia. Production is expected to commence by late 1999 and average 460 MMCFD of natural gas and 20 TBD of natural gas liquids by 2000 (Mobil share, 254 MMCFD and 10 TBD, respectively). Natural gas from SOEP will be transported to markets in the Canadian Maritimes and the U.S. Northeast via the Maritimes & Northeast Pipeline project (Mobil share, 25%).

  Increased capital investment in western Canada targeted natural gas and heavy oil opportunities. New natural gas volumes were added from southern Alberta, and heavy oil production, primarily from Celtic and Cold Lake, doubled to 9 TBD. Based on encouraging technical results from the pilot program, Mobil is progressing efforts to commercialize steam assisted gravity drainage technology that is applicable to its large heavy oil resources.

Mobil                                 -7-

  The Athabasca heavy oil sands of Alberta represent a future opportunity for Mobil in one of the world's largest oil deposits. The Kearl project proposes to surface mine and separate a thick sand-oil mixture using conventional proven technology. An ongoing technical evaluation and business review will continue through 1998. The project could potentially contribute 100 TBD of production (Mobil share, 100%).

  Mobil holds a 40% interest in a joint venture with the Nigerian National Petroleum Corporation (NNPC) covering about 800,000 acres in shallow water offshore southeastern NIGERIA. Mobil also operates two deepwater blocks under Production Sharing Contracts: OPL 221, a 565,000 acre block in the southeast with a 50% interest, and OPL 215, a 641,800 acre block in the western Niger delta with a 20% interest.

  Mobil's 1997 equity production in Nigeria was 253 TBD, 21% more than 1996, and reserve replacement was 125% of production. Highlights included the start-up of the Edop Gas Injection and Ekpe Gas Compression projects and the Usari field development. The natural gas projects will facilitate injection into the major Edop and Asabo fields for enhanced oil recovery and natural gas conservation. Mobil's share of production is expected to grow to over 370 TBD by 2002. Projects initiated to support this production growth include the Usari field development, further development of the Oso field, and infill drilling in other fields. The Oso NGL project (Mobil share, 51%) which will extract natural gas liquids from the Oso field at a rate of 51 TBD (Mobil share, 26 TBD) is near completion, with the first NGL shipment expected about May 1998.

  An oil spill occurred on January 12, 1998 in Nigeria. The spill resulted from a rupture in the pipeline running from the Idoho production platform to the Qua Iboe terminal in southeastern Nigeria. There are indications that approximately 500 barrels of oil, just over one percent of the total spilled (estimated at 40,000 barrels of light crude oil), impacted the shoreline in intermittent patches along the coastline west of Bonny. A response plan was developed and implemented with the full cooperation of the authorities, industry partners, Clean Nigeria Associates, and experts from abroad. Clean up and repairs have been completed and production came back on stream February 10, 1998. A large portion of deferred production, approximately 100,000 barrels per day (Mobil share, 40%) is expected to be made up over the remainder of the year.

  Mobil is the operator of the Zafiro field located within the 547,000 acre Block B concession, 50 miles offshore of EQUATORIAL GUINEA. In March 1998, Mobil, United Meridan Corp. (UMC) and Equatorial Guinea agreed to a revised PSC for the offshore Block B project. Under the new agreement, Mobil's interest changes from 75% to 71.25%, with UMC holding 23.75% and the remaining 5% held by Equitorial Guinea. The initial phase of the Zafiro field development was delivering 30 TBD (Mobil share, 21 TBD) from six subsea wells by year-end 1996. During 1997, 9 additional wells were completed and production averaged 56 TBD (Mobil share, 37 TBD). Alternatives, including a platform utilizing extended reach drilling, are being considered for development of reserves added by 1997 wildcat discoveries at Serpentina, QIB, and Opalo East.

  In January 1997, within a year of drilling the first well, production began from the KF field in the Ebome Marine concession of CAMEROON, awarded in 1996, at 10 TBD (Mobil share, 4 TBD).

Mobil                                 -8-

  Mobil, a subsidiary of Petroleos de Venezuela, SA (PDVSA) and an affiliate of Veba AG signed an Association Agreement in 1997, outlining the terms of a 35-year contract involving the production and upgrading of 120 TBD of extra-heavy crude oil from VENEZUELA'S Orinoco Tar Belt. When the facilities in Venezuela are completed, most of the crude will be sold to Chalmette Refining, L.L.C. for processing at its refinery in Louisiana.

  In 1997, Mobil drilled the first in a series of wells to test and develop western Venezuela's La Ceiba, a 445,000 acre exploration block located on the southeastern shore of Lake Maracaibo near several large producing fields. Mobil, the designated operator, spudded a second well in January 1998 to further define the potential of the block.

  In eastern Venezuela, drilling began in the fourth quarter of 1997 to explore new leads on the Quiamare-La Ceiba block acquired though the 1996 acquisition of Ampolex. This block is already in production, and Mobil and its partners continue to apply advanced technology to increase current production rates and target new prospects.

  In QATAR, the Qatargas project, in which Mobil has a 10% interest, completed its first full year of LNG deliveries in 1997. The LNG was delivered to Japan's Chubu Electric Power Company as part of a 25-year supply agreement. The second liquefaction train was streamed in early 1997, with a third scheduled for commissioning and start-up in 1998. Gross peak production volumes of 1,200 MMCFD of natural gas and 40 TBD of condensate will be reached soon thereafter.

  Development of Mobil's second LNG project in Qatar, Ras Laffan Liquefied Natural Gas Company, Ltd. (Ras Laffan), continues to progress. Ras Laffan reached agreement with Korea Gas Corporation early in 1997 to double the existing 25-year sales contract to 4.8 million MMTA of LNG. This agreement launched the construction of the second liquefaction train. Plant construction and field development are moving ahead, on schedule for streaming in 1999. With the finalized participation of Itochu Corporation and Nissho Iwai Corporation as shareholders in Ras Laffan in May 1997 and the eventual participation of Korean entities as part of the amended sales contract, Mobil will ultimately have a 25% equity stake in these two trains.

  Mobil has a 4.75% interest in an onshore oil concession operated by ADCO, the ABU DHABI Company for Onshore Oil Operations. In 1997, Mobil's net production from ADCO was 42 TBD of oil. An expansion program is well under way and is expected to increase Mobil's capacity to nearly 60 TBD by 2001.


NEW BUSINESS DEVELOPMENT

Mobil continued to take advantage of new business opportunities during 1997.

SOUTH AMERICA
-------------
 - PERU: Mobil is a partner with Shell (operator) in three license blocks, collectively known as Camisea, believed to be the largest natural gas field in

Mobil                                 -9-

   South America. The scope of the Camisea project involves field development, construction of natural gas and NGL pipelines through the Andes Mountains to the Pacific coast, coastal facilities for fractionation and dispatching, an option on an independent power plant (IPP), and development of local markets and exports of natural gas and liquids. Terms of the Camisea license agreement require a shareholders' commitment in mid-1998 to develop the field with first production by 2002. Extensive work toward the goal of making this commitment took place in 1997.

   In addition to the work on the Camisea project, license agreements for Blocks 77 and 78 (the Tambopata area in the Madre de Dios basin of southern Peru) were signed by Mobil, Elf, and Esso, with each company holding a one-third interest. Seismic programs are nearing completion, and drilling is expected to begin in 1998 on the Candamo prospect.

 - ARGENTINA: Mobil is active in two hydrocarbon basins, the Neuquen basin in central Argentina and the Noroeste basin in northwest Argentina. With a 51% share in Sierra Chata, which is in the Neuquen basin, Mobil became one of the first companies to sell natural gas to Chile through the Gas Andes Pipeline. Sierra Chata's production is currently 147 MMCFD (Mobil share, 80 MMCFD). Mobil's 23% interest in the Aguarague block in the Noroeste Basin currently supplies natural gas to Buenos Aires and allows Mobil to capture natural gas sales in the growing Brazilian market. This market could also potentially be supplied with natural gas from the Camisea field in Peru. Mobil's share of current production from the Aguarague bock is 50 MMCFD of natural gas and 2 TBD of natural gas liquids.

EUROPE
------
 - ITALY: Mobil and its partners drilled the fifth successful wildcat well in the Tempa Rossa area. The well was successfully completed in March 1998. A development decision is expected in late 1998.

AFRICA
------
 - ANGOLA: A second wildcat well was drilled in the third quarter of 1997 in deepwater Block 20 of the lightly explored Kwanza Basin. Additional seismic is planned for 1998 to evaluate the commerciality of this block.

 - ALGERIA: Mobil drilled and suspended the second wildcat well on the 2.25 million-acre Touggourt concession. Potential to the east of this location is now being evaluated. In addition, Mobil is preparing to spud a third wildcat well to test the southern part of the concession.

COMMONWEALTH OF INDEPENDENT STATES
----------------------------------

 - KAZAKHSTAN: In 1997, Mobil continued to build on the upstream position it has established over the past five years in the Republic of Kazakhstan.

Mobil                                -10-

   In November 1997, Mobil, along with six other major international petroleum companies, Kazakoil (the Kazakhstani national oil company) and the Republic of Kazakhstan, signed a Production Sharing Agreement (PSA) for exploration, development and production of the first twelve blocks in the Kazakhstani sector of the Caspian Sea. The Offshore Kazakhstan International Operating Company will act as operator on behalf of the participants in the PSA, and is the successor to the consortium, in which Mobil has participated since 1993. Selection of the blocks was completed in 1997, and drilling of the first exploratory well is planned for 1998.

   Mobil is a 25% participant in the Tengizchevroil joint venture, which operates the Tengiz oil field, located on the eastern shore of the Caspian Sea. Mobil's share of crude oil and natural gas liquids production from Tengiz averaged 36 TBD in 1997 despite facility shutdowns for construction to increase capacity. Mobil's share of production is expected to peak at approximately 200 TBD of crude oil and 35 TBD of natural gas liquids around the year 2014. Mobil increased its proved reserves to 637 million barrels of oil equivalent in 1997 as a result of a technical re-evaluation of the Tengiz field.

   Mobil is a 7.5% partner in the Caspian Pipeline Consortium (CPC) that is in the initial stages of developing a 900-mile dedicated pipeline system from the Tengiz field to the Russian Black Sea. Share acquisition in CPC was completed in May 1997. Other participants include the governments of Russia, Kazakhstan and Oman as well as seven other oil companies. The pipeline is scheduled for completion in 2000.

   Mobil (with a 25% interest) initiated the Tulpar Munai joint venture in 1995, which includes partners Kazakhoil (50%), Shell (12.5%) and Japan Kazakhstan Petroleum Company (12.5%), to explore and develop the 4 million acre Tulpar block in northern Kazakhstan. Seismic interpretation and drill site selection were completed in 1997, with the first wildcat exploratory well scheduled to be drilled in 1998.

 - AZERBAIJAN: Mobil was awarded a PSC granting a 50% interest in and the operatorship of the Oguz block. The remaining 50% interest is held by the State Oil Company of the Azerbaijan Republic (SOCAR). The Oguz block, east of Baku in the Azerbaijan sector of the Caspian Sea, is adjacent to the Neft Dashlary and Guneshli oil fields. Drilling is not expected to begin until early 2000.

 - TURKMENISTAN: As partners in a PSA with the government of Turkmenistan, Mobil and Monument Oil and Gas plc. are developing and exploring opportunities in the Nebit Dag license area, onshore western Turkmenistan (Mobil share, 40%). The license contains five producing properties and additional exploration acreage.

Mobil                                -11-

RESERVES

  Mobil is required to report reserve estimates to the U.S. Department of Energy. During 1997 Mobil filed proved reserve estimates covering the year 1996 under forms EIA-23, Annual Survey of Domestic Oil and Gas Reserves, and EIA-28, Financial Reporting System. Such estimates were consistent with reserve data filed with the Securities and Exchange Commission (S.E.C.).

--------------------------------------------------------------------------------
WELLS IN PROCESS OF BEING DRILLED                            TOTAL
AT DECEMBER 31, 1997                                  GROSS   NET
--------------------------------------------------------------------------------
 United States......................................     10      6
 International......................................     33     17
                                                         --     --
 Worldwide..........................................     43     23
                                                         ==     ==
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
IMPROVED RECOVERY PROJECTS           BEING INSTALLED  IN OPERATION
 AT DECEMBER 31, 1997                GROSS    NET     GROSS    NET
--------------------------------------------------------------------------------
 United States.....................    -      -         188     44
 International.....................    4      1          66     35
                                       -      -       -----  -----
 Worldwide.........................    4      1         254     79
                                       =      =       =====  =====
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                            ------- INTERNATIONAL --------
PRODUCTIVE WELLS AT                  ASIA-   OTHER          WORLD-   MULT.
 DECEMBER 31, 1997    U.S.  EUROPE  PACIFIC  AREAS   TOTAL   WIDE   COMPL.(a)
--------------------------------------------------------------------------------
Oil: Gross .......   13,840     886     551   1,714   3,151  16,991    676
     Net .........    2,904     260      85     954   1,299   4,203    278

Gas: Gross .......    4,201     472      79     959   1,510   5,711    718
     Net .........    2,739     129      79     272     480   3,219    410

(a) Multiple completions included in geographic totals.
--------------------------------------------------------------------------------

Mobil                                -12-

--------------------------------------------------------------------------------
NET EXPLORATORY AND                ------- INTERNATIONAL --------
 DEVELOPMENT WELLS                          ASIA-   OTHER         WORLD-
 DRILLED                      U.S. EUROPE  PACIFIC  AREAS   TOTAL  WIDE
--------------------------------------------------------------------------------
 1995
 Exploratory wells
   Productive .............     41    -        -      25      25     66
   Dry ....................     18    7        3      17      27     45
 Development wells
   Productive .............    476   14        1      62      77    553
   Dry ....................     15    -        1       1       2     17

 1996
 Exploratory wells
   Productive .............     21    3        1      45      49     70
   Dry ....................     18   12        4      18      34     52
 Development wells
   Productive .............    293   13       12     100     125    418
   Dry ....................      8    -        1       1       2     10

 1997
 Exploratory wells
   Productive .............     13    1        1      23      25     38
   Dry ....................      5    5        2      13      20     25
 Development wells
   Productive .............    229   10       17     209     236    465
   Dry ....................      7    -        3      20      23     30
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
OIL AND GAS ACREAGE
 AT DECEMBER 31, 1997      UNDEVELOPED ACREAGE  DEVELOPED ACREAGE
  (THOUSANDS OF ACRES)       GROSS      NET      GROSS      NET
--------------------------------------------------------------------------------

  UNITED STATES..........      3,409     2,016     4,237    2,654

  EUROPE.................     18,603     5,820     1,589      567
  ASIA-PACIFIC...........     53,119    19,894       637      138
  OTHER..................     62,006    29,077     3,472    1,470
                             -------    ------     -----    -----
    TOTAL INTERNATIONAL..    133,728    54,791     5,698    2,175
                             -------    ------     -----    -----
  WORLDWIDE..............    137,137    56,807     9,935    4,829
                             =======    ======     =====    =====
--------------------------------------------------------------------------------

Mobil                                -13-

--------------------------------------------------------------------------------
AVERAGE SALES PRICE/TRANSFER VALUE
--------------------------------------------------------------------------------

  The following table shows Mobil's average sales price/transfer value (transfer values are essentially equal to third-party sales prices) and average production costs in oil and natural gas producing activities in 1995, 1996 and 1997. In calculating the "dollar per barrel" data, the divisor used is net production. Natural gas volumes have been converted to oil equivalent barrels and restated on a BTU (British Thermal Unit) basis, using 5,510, 5,519, and 5,519 cubic feet of gas per barrel for 1995, 1996, and 1997, respectively. Mobil's share of equity companies represents Mobil's share of after-tax results of operations for producing activities of investees accounted for on the equity method. The geographic segment "Other Areas", in this table, includes principally Canada, Kazakhstan, and West Africa.

--------------------------------------------------------------------------------
UNITED STATES                                          1995     1996     1997
--------------------------------------------------------------------------------
Revenues
  Crude oil (per barrel)............................  $14.52   $17.40   $17.27
  NGL (per barrel)..................................  $ 9.94   $13.16   $11.96
  Natural gas (per thousand cubic feet).............  $ 1.41   $ 2.17   $ 2.38
Average dollars per barrel of oil equivalent
  Revenues..........................................  $10.13   $13.48   $14.13
  Production (lifting) costs........................   (4.95)   (5.08)   (5.13)
  Exploration expenses..............................   ( .36)   ( .41)   ( .53)
  Depreciation, depletion and amortization..........   (5.86)   (3.46)   (3.08)
  Other operating revenues/(expenses)...............     .16     1.43      .73
  Income tax expense................................     .34    (1.99)   (2.09)
                                                      ------   ------   ------
Results of operations for producing activities......  $( .54)  $ 3.97   $ 4.03
                                                      ======   ======   ======
Mobil's share of equity companies...................       -        -     5.26
                                                      ======   ======   ======
Total...............................................  $( .54)  $ 4.00   $ 4.20
                                                      ======   ======   ======
Above results include the following special items:
  Asset sales.......................................   ( .11)     .65      .32
  Restructuring provisions..........................   ( .26)   ( .04)       -
  Asset impairment..................................   (1.85)   ( .37)       -
  Litigation........................................       -        -    ( .07)
  Employee performance award........................       -        -    ( .02)

--------------------------------------------------------------------------------
EUROPE                                                  1995     1996     1997
--------------------------------------------------------------------------------
Revenues
  Crude oil (per barrel)............................  $17.47   $20.85   $19.32
  NGL (per barrel)..................................  $14.32   $17.47   $18.09
  Natural gas (per thousand cubic feet).............  $ 2.70   $ 2.78   $ 2.78
Average dollars per barrel of oil equivalent
  Revenues..........................................  $15.99   $17.62   $16.34
  Production (lifting) costs........................   (5.29)   (5.44)   (4.81)
  Exploration expenses..............................   ( .94)   (1.17)   ( .97)
  Depreciation, depletion and amortization..........   (3.43)   (3.49)   (3.19)
  Other operating revenues/(expenses)...............     .91      .71      .95
  Income tax expense................................   (4.06)   (4.73)   (4.45)
                                                      ------   ------   ------
Results of operations for producing activities......  $ 3.18   $ 3.50   $ 3.87
                                                      ======   ======   ======
Mobil's share of equity companies...................  $ 2.79   $ 4.04   $ 7.93
                                                      ======   ======   ======
Total...............................................  $ 3.17   $ 3.50   $ 3.90
                                                      ======   ======   ======
Above results include the following special items:
  Asset sales.......................................     .04        -        -
  Restructuring provisions..........................    (.19)       -        -
  Tax related items.................................     .19        -        -
  Asset impairment..................................    (.09)       -        -
  Employee performance award........................       -        -    ( .01)
--------------------------------------------------------------------------------

Mobil                                -14-

-------------------------------------------------------------------------------
ASIA-PACIFIC                                           1995     1996     1997
-------------------------------------------------------------------------------
Revenues
  Crude oil (per barrel)............................  $15.09   $20.92   $19.78
  NGL (per barrel)..................................  $16.35   $18.19   $19.77
  Natural gas (per thousand cubic feet).............  $ 2.15   $ 2.50   $ 2.51
Average dollars per barrel of oil equivalent
  Revenues..........................................  $12.77   $15.18   $14.98
  Production (lifting) costs........................   (1.73)   (2.01)   (2.04)
  Exploration expenses..............................   ( .56)   (1.09)   ( .60)
  Depreciation, depletion and amortization..........   (1.48)   (2.12)   (2.36)
  Other operating revenues/(expenses)...............   ( .06)     .04      .18
  Income tax expense................................   (5.18)   (6.11)   (5.84)
                                                      ------   ------   ------
Results of operations for producing activities......  $ 3.76   $ 3.89   $ 4.32
                                                      ======   ======   ======
Mobil's share of equity companies...................  $ 1.73      *     $  *
                                                      ======   ======   ======
Total...............................................  $ 3.74   $ 3.87   $ 4.30
                                                      ======   ======   ======

Above results include the following special items:
  Asset sales.......................................     .12    ( .15)     .29
  Restructuring provisions..........................       -    ( .03)       -
  Employee performance award........................       -        -    ( .01)

-------------------------------------------------------------------------------
OTHER AREAS                                             1995     1996     1997
-------------------------------------------------------------------------------
Revenues
  Crude oil (per barrel)............................  $17.03   $20.67   $18.57
  NGL (per barrel)..................................  $14.74   $16.54   $16.05
  Natural gas (per thousand cubic feet).............  $  .78   $  .89   $ 1.22
Average dollars per barrel of oil equivalent
  Revenues..........................................  $13.49   $17.03   $15.94
  Production (lifting) costs........................   (5.83)   (5.46)   (5.29)
  Exploration expenses..............................   (1.41)   ( .95)   (1.28)
  Depreciation, depletion and amortization..........   (3.75)   (1.41)   (2.14)
  Other operating revenues/(expenses)...............     .73     1.48    ( .27)
  Income tax expense................................   (3.44)   (8.43)   (5.22)
                                                      ------   ------   ------
Results of operations for producing activities......  $( .21)  $ 2.26   $ 1.74
                                                      ======   ======   ======
Mobil's share of equity companies...................  $  .94   $ 2.02   $ 2.52
                                                      ======   ======   ======
Total...............................................  $( .07)  $ 2.23   $ 1.88
                                                      ======   ======   ======
Above results include the following special items:
  Asset sales.......................................       -      .22        -
  Restructuring provisions..........................   ( .12)       -        -
  Asset impairment..................................   ( .89)       -        -
  Employee performance award........................       -        -    ( .01)
-------------------------------------------------------------------------------
WORLDWIDE                                               1995     1996     1997
-------------------------------------------------------------------------------
Revenues
  Crude oil (per barrel)............................  $16.10   $19.76   $18.59
  NGL (per barrel)..................................  $10.38   $15.48   $15.21
  Natural gas (per thousand cubic feet).............  $ 1.87   $ 2.29   $ 2.62
Average dollars per barrel of oil equivalent
  Revenues..........................................  $12.75   $15.61   $15.36
  Production (lifting) costs........................   (4.42)   (4.50)   (4.35)
  Exploration expenses..............................   ( .74)   ( .87)   ( .86)
  Depreciation, depletion and amortization..........   (3.85)   (2.70)   (2.68)
  Other operating revenues/(expenses)...............     .39      .94      .38
  Income tax expense................................   (2.70)   (5.01)   (4.41)
                                                      ------   ------   ------
Results of operations for producing activities......  $ 1.43   $ 3.47   $ 3.44
                                                      ======   ======   ======
Mobil's share of equity companies...................  $ 1.15   $ 2.26   $ 3.63
                                                      ======   ======   ======
Total...............................................  $ 1.42   $ 3.42   $ 3.46
                                                      ======   ======   ======
Above results include special items, net............   ( .93)     .08      .12

-------------------------------------------------------------------------------

* Not meaningful due to the exploratory nature of related activities.

Mobil                                -15-

   PETROLEUM OPERATIONS -- DOWNSTREAM

REFINING

  Mobil's primary product supply comes from 25 refineries. Mobil's share of crude oil refinery capacity was 2,283 TBD, about 40% of which was located in the United States. Worldwide utilization of Mobil's refining capacity averaged 92% in 1995, 94% in 1996 and 94% in 1997.

 SIGNIFICANT DEVELOPMENTS IN 1997 IN MOBIL'S REFINING OPERATIONS INCLUDED THE
FOLLOWING:

 - At ALTONA, AUSTRALIA, construction was completed on a new 23 TBD fluid catalytic cracking unit, which increased gasoline and distillate production at the refinery. The unit streamed in September 1997.

 - Construction was completed on a 25 TBD vacuum residual hydrocracker (Mobil share of production, 50%) at a joint venture refinery in KAWASKI, JAPAN. The unit, which increases production of gasoline and low-sulfur distillates and fuel oil, came on stream in July 1997.

 - Construction was completed on an 8 TBD lubricant hydroprocessing unit at the JURONG, SINGAPORE, refinery. The unit started up in September 1997.

 - At YANBU, SAUDI ARABIA, the Petromin Lubricating Oil Refining Company (Mobil share, 30%) completed construction on a new 5.5 TBD lubricant base oil refinery in December 1997.

 - In BARBADOS, Mobil agreed with the local government to close Mobil's refinery, completing the company's withdrawal from the Barbados market, following the sale of marketing assets in 1996.

 - At CHALMETTE, LOUISIANA, Mobil and a U.S. subsidiary of Petroleos de Venezuela, S.A., formed a jointly owned limited liability company to own and operate the Chalmette refinery.

 - At LLANDARCY, SOUTH WALES, Mobil and The British Petroleum p.l.c. (BP) alliance announced the closing of a standalone lubes refinery.


MARKETING

--------------------------------------------------------------------------------
PETROLEUM SALES VOLUMES BY PRODUCT (TBD)     1995   1996   1997
--------------------------------------------------------------------------------
  Automotive gasolines....................  1,291  1,317  1,304
  Jet fuels...............................    262    273    297
  Distillates.............................    954  1,026    983
  Other products..........................    715    729    759
                                            -----  -----  -----
  Total*..................................  3,222  3,345  3,343
                                            =====  =====  =====

  *  Includes Mobil's share of the BP alliance.
--------------------------------------------------------------------------------

  Mobil markets petroleum products extensively in the U.S. and in almost 100 other countries. Mobil has over 15,000 retail outlets, about 48% of which are located in the United States. Petroleum products include automotive and aviation gasolines, motor oils, lubricants and greases, marine fuels, jet fuels, fuel oil, diesel oil, kerosene, asphalts, naphthas, solvents, waxes and liquefied petroleum gas.

  The principal brand names identifying Mobil's products are "Mobil(R) Unleaded", "Mobil Super+(R) ", "Mobil(R) Special", "Mobil(R) Regular", and "Mobil(R) Premium" gasolines, and "Mobiloil(R)", "Mobilheat(TM)",
"Mobilgrease(R)", "Mobil 1(R)", "Delvac 1(R)", and "Mobil(R)" industrial and marine lubricants and process products.

Mobil                                -16-

  The alliance of Mobil and BP in Europe was successfully implemented in substantially all countries in 1997, and the initial benefits contributed to improved earnings.

  In the United States, major initiatives included the completion of construction of over seventy On The Run(R) convenience stores and the successful rollout of the Speedpass(TM) program.

  In China, construction of a lube oil blend plant in Taicang was completed mid-year 1997. This is Mobil's third lube oil blend plant in China in support of the growing lubes business.

  In Africa, Mobil successfully integrated the acquisition of Exxon's marketing business in Kenya, acquired in late 1996, into the downstream operations and initiated a re-entry into the South African lubes business.


TANKERS

  At December 31, 1997, Mobil owned 23 ocean-going tankers with an aggregate of 3,080 thousand deadweight tons. An additional 12 tankers, aggregating 1,079 thousand deadweight tons, were under term charter and operated by Mobil, including Mobil's double hulled, very large crude carriers (VLCCs), the RAVEN and the EAGLE. In September 1997, Mobil took delivery of the newly built petroleum products tanker AMERICAN PROGRESS from Newport News Shipbuilding. The AMERICAN PROGRESS, with a capacity of 45 thousand deadweight tons and registered in the United States, is the first vessel built in a U.S. shipyard to standards required in the U.S. Oil Pollution Act of 1990 (OPA-90). OPA-90 requires all ships carrying petroleum products in U.S. coastal waters to be of double-hull construction by 2015. The AMERICAN PROGRESS is operated by Mobil under a term charter arrangement. In November 1997, Mobil formed a joint venture company with Qatari partners, with Mobil holding a 50% interest. The purpose of the company is to acquire two double-hull tankers with a combined capacity of 160 thousand deadweight tons. The vessels are to be built by Hyundai Heavy Industries and will be operated and controlled by Mobil under a term charter agreement. The first of the newly contracted ships is scheduled for delivery in 1999 and the second in 2000. Also in November, Mobil formed a joint venture LNG shipping company with partners Qatar Shipping Company and Osprey Maritime for the primary purpose of providing marine transportation of LNG exports from Qatar. Mobil holds a 25% interest in this venture.


PIPELINES

  At December 31, 1997, Mobil's U.S. pipeline system, including partly-owned facilities, consisted of 12,277 miles of crude oil, natural gas liquids, natural gas, and carbon dioxide trunk and gathering lines, and 7,993 miles of product lines. Also at that date, Mobil's pipeline system outside the U.S., including partly-owned facilities, consisted of 10,038 miles of crude oil, natural gas liquids, and natural gas trunk and gathering lines, and 2,754 miles of product lines.


   CHEMICAL OPERATIONS

  Mobil Chemical, with manufacturing operations in 11 countries, is a large producer of petrochemicals, packaging films and specialty chemical products.

Mobil                                -17-

--------------------------------------------------------------------------------
MOBIL CHEMICAL FACILITIES               United    Inter-      World-
AT DECEMBER 31, 1997                    States  national (a)   wide
--------------------------------------------------------------------------------
  Petrochemicals.....................       6       7          13
  OPP Films..........................       3       5           8
  Additives and Synthetics...........       3       2           5
  Research and Development...........       3       -           3
                                           --      --          --
  Total Chemical facilities..........      15      14          29
                                           ==      ==          ==
 (a) Includes eight partly-owned facilities.
--------------------------------------------------------------------------------

  Principal chemical products include basic petrochemicals (ethylene, propylene, benzene, paraxylene), intermediates (ethylene glycol) and a key derivative (polyethylene). Other products include synthetic lubricant base stocks and lube additives, and plastic films for packaging and industrial applications.

SIGNIFICANT DEVELOPMENTS IN 1997 IN MOBIL'S CHEMICAL OPERATIONS INCLUDED THE
FOLLOWING:

 - Mobil Yanbu Petrochemical Company and Saudi Basic Industries Corporation are expanding their 50-50 joint venture petrochemicals complex in YANBU, SAUDI ARABIA by the addition of a second ethylene production facility and facilities to produce additional polyethylene and ethylene glycol as well as polypropylene. Plant start-up is scheduled for mid-2000.

 - Mobil and Pequiven, the Venezuelan state-owned petrochemical company, are evaluating the feasibility of developing a new olefins complex at an existing petrochemicals site at JOSE, VENEZUELA. The facility will include an ethylene cracker and related facilities to produce polyethylene and ethylene glycol.

 - A modernization and expansion of the BEAUMONT, TEXAS olefins plant is well under way, with completion scheduled later in 1998.

  In March 1998, Mobil and Hoechst AG signed a letter of intent to enter into a 50-50 joint venture combining their global oriented polypropylene (OPP) films businesses. Completion of the joint venture is expected in the third quarter of 1998.


   OTHER OPERATIONS

RESEARCH

  Mobil engages in research and development, principally in the U.S., Australia, France, Germany, Japan, Norway and the United Kingdom. Activities include the development of technologies and services which improve Mobil's competitiveness in core business areas -- finding oil and gas, and converting them to fuels, lubricants and chemicals while meeting environmental, health and safety standards. Annual research expense was $252 million in 1995, $206 million in 1996, and $234 million in 1997.

Mobil                                -18-

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

  In a letter to Mobil Oil Corporation dated November 17, 1997, the U.S. Department of Justice, on its own behalf and on behalf of the U.S. Environmental Protection Agency, alleged that the operations of the McElmo Creek and Rutherford production units, which are operated by Mobil Oil Corporation and in which Mobil Oil Corporation has an interest, had violated the Clean Water Act by reason of discharges of produced water into navigable waters of the U.S. and had also violated Spill Prevention Control and Countermeasures Regulations promulgated under the Clean Water Act, and indicated that, inter alia, a penalty
                                                           ----- ----
of $2.3 million was sought. Settlement negotiations are in process.

  In a letter to Mobil Oil Corporation dated September 11, 1997, the U.S. Department of Justice and the U.S. Environmental Protection Agency advised Mobil Oil Corporation that they are contemplating legal proceedings against Mobil Oil Corporation in which it would be alleged that the operations of Mobil Oil Corporation's Torrance, California refinery have violated provisions of the Clean Air Act, the Clean Water Act, the Emergency Planning and Community Right to Know Act, and the Comprehensive Environmental Response, Compensation and Liability Act, and that a penalty would be sought. Mobil Oil Corporation anticipates that the amount of the penalty that would be sought will be between $1 million and $2 million. No proceeding has yet been brought.

Mobil                                -19-

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

  Mobil has provided in its accounts for items and issues not yet resolved based on management's best judgement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None submitted.

Mobil                                -20-

                                    PART II

  The information required by Items 5 through 7A is incorporated herein by reference to Mobil's 1997 Annual Report to Shareholders. The charts, graphs and associated captions appearing on pages 18 through 36 of Mobil's 1997 Annual Report to Shareholders are not incorporated into this Annual Report on Form 10-K. Below is an index to the incorporated information.

                                                            1997 Annual Report
                                                             To Shareholders
ITEM                      Description                            Page(s)
----  ----------------------------------------------------  ------------------
 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS...............................               31
 6.   SELECTED FINANCIAL DATA.............................               63
 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
      OPERATIONS AND FINANCIAL CONDITION .................      19-32,34,36
7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
      MARKET RISK ........................................               28

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  See page 23 for a list of the financial statements and supplementary data including those incorporated herein by reference to Mobil's 1997 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  For Item 10, the names and ages of the Executive Officers of Mobil as of March 1, 1998, and the position(s) each of them has held during the past five years, are provided on page 22 of this Annual Report on Form 10-K. The other information called for by Item 10, and the information called for by Items 11, 12 and 13, is incorporated by reference to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, to be held on May 14, 1998, which will be filed with the SEC within 120 days after December 31, 1997.

Information required by Item 10 of this report related to the names and ages of the Executive Officers of Mobil Corporation as of March 1, 1998 and the position(s) each of them has held during the past five years, is provided on the following page.

Mobil                                -21-

--------------------------------------------------------------------------------
                      EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

   Name (Age)            Position(s) Held During Past Five Years                    Years Held
-----------------  ----------------------------------------------------            -------------
Robert F.          Vice President, Administration ............................     1996-Present
 Amrhein (55)      Manager, Human Resources, Mobil Business
                     Resources Corporation ...................................     1995-1996
                   Manager, Employee Relations, Exploration and
                     Producing Division, Mobil Oil Corporation................     1992-1995

Peter J.           Principal Accounting Officer ..............................     1997-Present
 Antico (55)       Manager, Business Unit Controllers, Mobil Corporation .....     1997-Present
                   Manager, Global Accounting Center of Expertise,
                     Mobil Business Resources Corporation ....................     1996-1997
                   Assistant Controller, Mobil Corporation ...................     1996-Present
                   Deputy Controller, Marketing and Refining
                     Division, Mobil Oil Corporation .........................     1992-1996

Walter R.          Treasurer .................................................     1995-Present
 Arnheim (53)      Vice President, Planning and Economics ....................     1991-1995


Harold R.          Executive Vice President, Chief Financial
 Cramer (47)         Officer - Elect .........................................     April 1, 1998
                   President, Mobil Europe and Central Asia Limited ..........     1996-April 1, 1998
                   President, Mobil Europe Limited ...........................     1996-1996
                   President, Mobil South, Inc. ..............................     1993-1996

Steven L.          Controller ................................................     1998-Present
 Davis (44)        Assistant Treasurer, Chevron Corporation ..................     1997-1998
                   Comptroller, Chevron Products Company .....................     1996-1997
                   Vice President - Finance, Chevron International
                     Oil Company..............................................     1991-1996


Thomas C.          Senior Vice President, Chief Financial Officer ............     1994-Present
 DeLoach, Jr.      Executive Vice President - International, Marketing
 (50)                and Refining Division, Mobil Oil Corporation ............     1993-1994

Samuel H.          Senior Vice President - Elect .............................     April 1, 1998
 Gillespie III     Vice President ............................................     1996-Present
 (55)              General Counsel ...........................................     1995-Present
                   Associate General Counsel .................................     1994-1995
                   General Counsel, Exploration and Producing
                     Division, Mobil Oil Corporation .........................     1990-1994

Aldis V.           Vice President, Planning and Economics ....................     1995-Present
 Liventals (55)    Vice President, Middle East and Marine Transportation
                     Marketing and Refining Division, Mobil Oil
                     Corporation .............................................     1993-1995

Lucio A.           Chairman of the Board and Chief Executive Officer .........     1994-Present
 Noto (59)         President and Chief Operating Officer .....................     1993-March 1,1998
                   Chief Financial Officer ...................................     1989-1993
                   Vice President, Finance ...................................     1988-1993

Eugene A.          President and Chief Operating Officer .....................     March 1,1998-Present
 Renna (53)
                   Executive Vice President, responsible for: the
                     North America Marketing and Refining, Europe/Former
                     Soviet Union, South America and Supply, Trading
                     and Transportation Business Groups ......................     1996-March 1,1998
                   Executive Vice President, Marketing and Refining
                     Division, Mobil Oil Corporation .........................     1986-1996

Robert O.          Executive Vice President ..................................     March 1,1998-Present
 Swanson (61)
                   Executive Vice President, responsible for: the Africa
                     and Middle East Asia Pacific, Worldwide Chemical
                     and Technology Business Groups, and the office
                     of Diversity and Inclusion ..............................     1996-March 1,1998
                   Senior Vice President, responsible for: Mobil
                     Chemical Company; Mobil Mining and Minerals
                     Company; Mobil Land Development Corporation; and
                   Mobil Technology Corporation ..............................     1993-1996

--------------------------------------------------------------------------------

Mobil                                -22-

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K.

  Mobil's consolidated financial statements, together with the report thereon of Ernst & Young LLP, independent auditors, dated February 27, 1998, and Supplementary Information appearing in Mobil's 1997 Annual Report to Shareholders on the pages indicated below, are incorporated herein by reference. With the exception of the aforementioned information, no other data appearing in Mobil's 1997 Annual Report to Shareholders are deemed to be filed as part of this Annual Report under Items 8 and 14. Any chart, graph and/or associated caption appearing in the consolidated financial statements from pages 33 through 53 of Mobil's 1997 Annual Report to Shareholders are not incorporated into this Annual Report on Form 10-K.


Financial Statement Schedules:                          Page(s)
                                               -------------------------
                                               1997 Annual  1997 Annual
                                                Report on    Report to
                                                Form 10-K   Shareholders
                                               -----------  ------------
(a)1.  Financial Statements.
   Consolidated Statement of Income..........            -            33
   Consolidated Statement of Changes in
    Shareholders' Equity.....................            -            33
   Consolidated Balance Sheet................            -            35
   Consolidated Statement of Cash Flows......            -            37
   Segment and Geographic Information........            -         38,39
   Notes to Financial Statements.............            -         40-53
   Report of Ernst & Young LLP, Independent
    Auditors.................................            -            54
   Supplementary Information.................            -      31,55-59

(a)2.  Financial Statement Schedules.

  Schedule II -- Valuation and Qualifying
    Accounts.................................           25             -

  Schedules not included above have been omitted because they are not applicable, not material, or the required information is given in the financial statements or notes thereto or combined with the information presented in other schedules.

Mobil                                -23-

(a)3.  Exhibits

 An index to exhibits filed as part of this Annual Report on Form 10-K is included on page 27.

(b)     Reports on Form 8-K.

        Date of 8-K                      Description of 8-K
     -----------------    -----------------------------------------------------
     December 12, 1997    Submitted documents relating to "Pass Through
                          Certificates", Series 1997-C, guaranteed by Mobil
                          Corporation.

     January 28, 1998     Submitted a copy of the Mobil Corporation News Release
                          dated January 28, 1998 reporting estimated earnings for the fourth quarter and full year of 1997.

     February 4, 1998     Submitted a copy of the Mobil Corporation News Release
                          dated February 4, 1998 reporting Eugene A. Renna had been elected President and Chief Operating Officer of Mobil Corporation effective March 1, 1998.

Mobil                                -24-

(c)   Supplemental Financial Information.

                          FINANCIAL STATEMENT SCHEDULE

--------------------------------------------------------------------------------
                               MOBIL CORPORATION
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1995, 1996 and 1997
                             (Millions of dollars)
--------------------------------------------------------------------------------

                                   Balance                           Balance
                                   Beginning                         End of
Description                        of Period  Additions  Deductions  Period
-------------------------------    ---------  ---------  ----------  --------

For the year ended
  December 31, 1995:
Reserves deducted in the
  balance sheet from the
  assets to which they apply:
    For doubtful accounts (a)....       $122       $ 58         $74     $106
    For investments and
      long-term receivables......         35          5           -       40
    For deferred tax assets (b)..        430         15          77      368

For the year ended
  December 31, 1996:
Reserves deducted in the
  balance sheet from the
  assets to which they apply:
    For doubtful accounts (a)....       $106       $ 61         $51     $116
    For investments and
      long-term receivables......         40         17           2       55
    For deferred tax assets (b)..        368         62          12      418

For the year ended
  DECEMBER 31, 1997:
Reserves deducted in the
  balance sheet from the
  assets to which they apply:
    For doubtful accounts (a)....       $116       $130         $99     $147
    For investments and
      long-term receivables......         55          9          14       50
    For deferred tax assets (b)..        418        237          28      627

 (a)  Deductions include accounts written off.
 (b)  Deductions reflect utilization of tax credit carryforwards.

--------------------------------------------------------------------------------

Mobil                                -25-

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Mobil Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        REGISTRANT       MOBIL CORPORATION

                                   By: /s/ P. J. Antico
                                      ----------------------------
                                      (P. J. Antico, Principal
                                       Accounting Officer)

                                      Date: March 19, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 19, 1998 on behalf of the registrant and in the capacities indicated.

        Signature                           Title
        ---------                           -----

      Lucio A. Noto*             Director, Chairman of the Board and
--------------------------        Chief Executive Officer
     (Lucio A. Noto)


 Thomas C. DeLoach, Jr.*         Principal Financial Officer
--------------------------
 (Thomas C. DeLoach, Jr.)


      P. J. Antico*              Principal Accounting Officer
--------------------------
     (P. J. Antico)

DIRECTORS
 Lewis M. Branscomb*
 Donald V. Fites*
 Charles A. Heimbold, Jr.*
 Allen F. Jacobson*
 Samuel C. Johnson*
 Helene L. Kaplan*
 J. Richard Munro*
 Aulana L. Peters*
 Eugene A. Renna*
 Charles S. Sanford, Jr.*
 Robert G. Schwartz*
 Robert O. Swanson*
 Iain D. T. Vallance*

*By: /s/ Gordon G. Garney
    --------------------------------------
      (Gordon G. Garney, Attorney-in-fact)
Date:  March 19, 1998

Mobil                                -26-

                                 EXHIBIT INDEX

              EXHIBIT                                      SUBMISSION MEDIA
--------------------------------------          -------------------------------------
3(I).1  Certificate of Incorporation            Incorporated by reference to Exhibit
        of Mobil Corporation, as amended,       3(I).1 filed on Form 8-K,July 11, 1997.
        in effect May 20, 1997.

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

3(I).3  Certificate of Designation,             Incorporated by reference to Exhibit
        Preferences and Rights of Series        3(I).2 filed on Form 8-K, July 11, 1997.
        B ESOP Convertible Preferred
        Stock of Mobil Corporation, as
        amended, in effect May 20, 1997.

3(ii).4 By-laws of Mobil Corporation,           Incorporated by reference to Exhibit
        as amended to June 14, 1995.            3.4 filed on Form 8-K dated July 6, 1995.

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

13.     Mobil Corporation 1997 Annual           Electronic
        Report to Shareholders.

21.     Subsidiaries of the Registrant.         Electronic
        (Pages 30-32)

23.     Consent of Ernst & Young LLP,           Electronic
        Independent Auditors, dated
        March 12, 1998.  (Page 33)

24.1    Power of attorney dated as of           Electronic
        February 27, 1998, executed by
        the Board of Directors of Mobil
        Corporation authorizing execution
        of Annual Report on Form 10-K.

24.2    Certified copy of Board of              Electronic
        Directors' Resolutions adopted
        February 27, 1998, authorizing
        signature by officers pursuant
        to power of attorney.

27.     Financial Data Schedule.                Electronic

Mobil                                -27-