Form 10-Q
period 1998-03-31
MOBIL CORP
filed 1998-05-13
CIK 67182

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

                 For the quarterly period ended March 31, 1998


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

  The number of shares outstanding of the registrant's common stock, all of which comprise a single class with a $1.00 par value, as of April 30, 1998, the latest practicable date, was 781,384,529.

-------------------------------------------------------------------------------

                         MOBIL CORPORATION

                             Form 10-Q
                          Quarterly Report
                           March 31, 1998

                         TABLE OF CONTENTS

  ----------------------------------------------------------------

   PART I - FINANCIAL INFORMATION                             Page

    Item 1.  Condensed Consolidated Financial Statements
               Consolidated Statement of Income for the
                 Three Months Ended March 31, 1997 and 1998 ... 1
               Consolidated Balance Sheet at December 31,
                 1997 and March 31, 1998 ...................... 2
               Consolidated Statement of Cash Flows for the
                 Three Months Ended March 31, 1997 and 1998 ... 3
               Notes to Condensed Consolidated Financial
                 Statements ................................... 4

    Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition .......... 6


   PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings ............................... 12
    Item 2.  Changes in Securities ........................... 13
    Item 3.  Defaults Upon Senior Securities ................. 13
    Item 4.  Submission of Matters to a Vote of Security
               Holders ....................................... 13
    Item 5.  Other Information ............................... 13
    Item 6.  Exhibits and Reports on Form 8-K ................ 14

   SIGNATURE ................................................. 15

   EXHIBIT INDEX ............................................. 16

    Exhibit 11.  Computation of Earnings per Common Share .... 17
    Exhibit 12.  Computation of Ratio of Earnings to Fixed
                   Charges ................................... 18
   ----------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                               MOBIL CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                    (In millions, except per-share amounts)

                                                           For the Three Months
                                                              Ended March 31,
                                                           --------------------
[S]                                                             [C]      [C]
                                                                 1997     1998
                                                               ------   ------
Revenues
  Sales and services (a) .................................... $15,935  $13,388
  Income from equity affiliates .............................     102      126
  Income from asset sales, interest and other ...............     149      116
                                                              -------  -------

    Total Revenues ..........................................  16,186   13,630
                                                              -------  -------
Costs and Expenses
  Crude oil, products and operating
    supplies and expenses ...................................  10,468    8,403
  Exploration expenses ......................................      75       74
  Selling and general expenses ..............................     806      934
  Depreciation, depletion and amortization ..................     643      599
  Interest and debt discount expense ........................      98       93
  Taxes other than income taxes (a) .........................   2,406    2,293
  Income taxes ..............................................     864      529
                                                              -------  -------
    Total Costs and Expenses ................................  15,360   12,925
                                                              -------  -------


Net Income .................................................. $   826  $   705
                                                              =======  =======


Net Income Per Common Share ................................. $  1.03  $   .88
                                                              =======  =======
Net Income Per Common Share -- assuming dilution ............ $  1.01  $   .86
                                                              =======  =======

Dividends Per Common Share .................................. $   .53  $   .57
                                                              =======  =======


----------------

(a) Includes excise and state gasoline
      taxes of .............................................. $ 1,422  $ 1,351









             The accompanying   notes  are  an  integral   part  of  these
                 condensed consolidated financial statements.





MOBIL                                   - 1 -

                               MOBIL CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                 (In millions)
[S]                                                          [C]        [C]
                                                             Dec. 31,   Mar. 31,
                                     ASSETS                     1997       1998


Current Assets
  Cash and cash equivalents ................................ $   820    $   738
  Accounts and notes receivable ............................   5,952      5,457
  Inventories ..............................................   2,156      2,236
  Prepaid expenses and other current assets ................     623        816
  Deferred income taxes ....................................     171        145
                                                             -------    -------
    Total Current Assets ...................................   9,722      9,392

Investments and Long-Term Receivables ......................   8,479      8,682

Properties, Plants and Equipment, at cost...................  49,630     49,838
Less: Accumulated Depreciation, Depletion and Amortization .  25,074     25,332
                                                             -------    -------
Net Properties, Plants and Equipment .......................  24,556     24,506

Deferred Charges and Other Assets ..........................     802        791
                                                             -------    -------
    Total Assets ........................................... $43,559    $43,371
                                                             =======    =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term debt .......................................... $ 2,994    $ 3,949
  Accounts payable .........................................   4,418      3,789
  Accrued liabilities ......................................   2,794      2,580
  Income, excise, state gasoline and other taxes payable ...   1,906      1,776
  Deferred income taxes ....................................     309        205
                                                             -------    -------
    Total Current Liabilities ..............................  12,421     12,299

Long-Term Debt .............................................   3,670      3,476
Reserves for Employee Benefits .............................   1,745      1,710
Accrued Restoration, Removal and Environmental Costs .......   1,072      1,071
Deferred Credits and Other Noncurrent Obligations ..........   1,274      1,296
Deferred Income Taxes ......................................   3,535      3,581
Minority Interest in Subsidiary Companies ..................     381        373
                                                             -------    -------
    Total Liabilities ......................................  24,098     23,806
                                                             -------    -------
Shareholders' Equity
  Preferred stock (ESOP-related) -- shares issued and
    outstanding: 171,093 at December 31, 1997 and
    169,436 at March 31, 1998 ..............................     665        659
  Unearned employee compensation (ESOP-related) ............    (329)      (320)
  Common stock -- $1.00 par value; shares authorized:
    1,200,000,000; shares issued: 894,308,872 at December 31,
    1997 and 895,717,969 at March 31, 1998 .................     894        896
  Capital surplus ..........................................   1,549      1,585
  Earnings retained in the business ........................  20,661     20,908
  Cumulative foreign exchange translation adjustment .......    (821)      (799)
  Common stock held in treasury, at cost -- shares:
    110,945,100 at December 31, 1997 and 113,826,100 at
    March 31, 1998 ... .....................................  (3,158)    (3,364)
                                                             -------    -------
    Total Shareholders' Equity .............................  19,461     19,565
                                                             -------    -------
Total Liabilities and Shareholders' Equity ................. $43,559    $43,371
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

                               MOBIL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)


                                                           For the Three Months
                                                             Ended March 31,
                                                           -------------------
[S]                                                          [C]         [C]
                                                              1997        1998
                                                           -------     -------
Cash Flows from Operating Activities
  Net Income .........................................     $   826     $   705
  Adjustments to reconcile to net cash from
    operating activities:
      Depreciation, depletion and amortization .......         643         599
      Deferred income taxes ..........................         (32)        (42)
      Earnings (greater) less than dividends from
        equity affiliates ............................         (34)         13
      Exploration expenses (includes noncash
        charges:  1997-$11; 1998-$6) .................          75          74
      Gain on sales of properties, plants and
        equipment and other assets ...................         (48)        (33)
      Increase in working capital items...............        (492)       (779)
      Other, net (a)..................................         (53)         19
                                                           -------     -------
Net Cash from Operating Activities ...................         885         556
                                                           -------     -------
Cash Flows from Investing Activities
  Capital and exploration expenditures ...............        (772)       (756)
  Proceeds from sales of properties, plants and
    equipment and other assets .......................          81          98
  Payments attributable to investments and
    long-term receivables ............................        (180)       (147)
                                                           -------     -------
Net Cash Used in Investing Activities ................        (871)       (805)
                                                           -------     -------
Cash Flows from Financing Activities
  Cash dividends .....................................        (431)       (458)
  Proceeds from borrowings having original
    terms greater than three months ..................         354          52
  Repayments of borrowings having original
    terms greater than three months ..................        (612)       (441)
  Increase in other borrowings .......................         854       1,172
  Increase in minority interest (a)...................          28           3
  Proceeds from issuance of common stock .............          46          38
  Purchase of common stock for treasury ..............         (80)       (206)
                                                           -------     -------
Net Cash Provided by Financing Activities ............         159         160
                                                           -------     -------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents ...................................         (15)          7
                                                           -------     -------
Net Increase (Decrease) in Cash and Cash Equivalents .         158         (82)
Cash and Cash Equivalents - Beginning of Period ......         808         820
                                                           -------     -------
Cash and Cash Equivalents - End of Period ............     $   966     $   738
                                                           =======     =======

-------------------------------------------------------------------------------

 Memo:

 Net cash from operating activities (a)...............     $   885     $   556
 Net cash used in investing activities ...............        (871)       (805)
 Cash dividends ......................................        (431)       (458)
                                                           -------     -------
 (Shortfall) of cash from operating activities over
   investing activities and dividends ................     $  (417)    $  (707)
                                                           =======     =======
-------------------------------------------------------------------------------

(a) Prior year data restated to conform with current year presentation.

          The  accompanying   notes  are  an  integral   part  of  these
                 condensed consolidated financial statements.

MOBIL                                - 3 -

                              MOBIL CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Financial Statements

  The condensed consolidated financial statements of Mobil Corporation (Mobil) included herein are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Mobil believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, the notes thereto and the financial statement schedule included or incorporated by reference in Mobil's Annual Report on Form 10-K for its fiscal year ended December 31, 1997.

  The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

2.  CHANGES IN NONOWNER EQUITY

  Beginning in the first quarter of 1998, compliance with FAS 130, Reporting Comprehensive Income was required. In accordance with the requirements of this standard, the components of changes in nonowner equity, net of related tax for the three months ended March 31, 1997 and 1998 are as follows:
-------------------------------------------------------------------------------
         (In millions)                                  For the Three Months
                                                            Ended March 31,
                                                          -------------------
                                                             1997        1998
                                                          -------     -------
          Net Income .................................... $   826     $   705
          Foreign currency translation adjustments ......    (305)         22
                                                            -----       -----
          Changes in nonowner equity .................... $   521     $   727
                                                            =====       =====
   ----------------------------------------------------------------------------















MOBIL                                  - 4 -

3.  Supplementary Cash Flow Data

  The table below details the components of the line "Increase in working capital items" which is shown in the Consolidated Statement of Cash Flows on page 3. The impact of changes in foreign currency translation rates has been removed from these amounts. Therefore, these amounts do not agree with the differences that could be derived from the Consolidated Balance Sheet amounts shown on page 2.
-------------------------------------------------------------------------------
      (In millions)                                    For the Three Months
                                                         Ended March 31,

                                                       --------------------

                                                          1997      1998

                                                         -----     -----

       Changes in Working Capital Items
       (Increases)/decreases

       Accounts and notes receivable .................   $ 618     $ 421
       Inventories ...................................    (138)     (104)
       Prepaid expenses and other current assets .....    (182)     (202)
       Accounts payable ..............................    (463)     (584)
       Accrued liabilities ...........................    (114)     (200)
       Income, excise, state gasoline and
         other taxes payable .........................    (213)     (110)
                                                         -----     -----
       Increase in working capital items .............   $(492)    $(779)
                                                         =====     =====
-----------------------------------------------------------------------------


4. Effective January 1, 1998, Mobil adopted Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires the capitalization of certain costs related to the development or purchase of computer software. Prior to adopting this new policy, Mobil expensed the cost of all computer software. The impact of adopting SOP 98-1 was not significant.
















MOBIL                                 - 5 -

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

  REPORTED EARNINGS                                      First Quarter
    (In millions)                                     _________________ Incr./
                                                         1997    1998  (Decr.)
                                                       ------  ------  ------
  Petroleum Operations
    E&P - United States ............................    $ 224    $ 80   $(144)
        - International ............................      470     310    (160)
                                                        -----   -----  -----
    Total E&P ......................................      694     390    (304)
                                                        -----   -----   -----
    M&R - United States ............................      (42)     86     128
        - International ............................      174     229      55
                                                        -----   -----   -----
    Total M&R ......................................      132     315     183
                                                        -----   -----   -----
  Total Petroleum ..................................      826     705    (121)

  Chemical .........................................       85      67     (18)
  Corporate and Financing (a).......................      (85)    (67)     18
                                                        -----   -----   -----
  Net Income .......................................    $ 826   $ 705   $(121)
                                                        =====   =====   =====
-------------------------------------------------------------------------------

  OPERATING EARNINGS                                     First Quarter
    (Adjusted for Special Items)                      _________________ Incr./
       (In millions)                                     1997    1998  (Decr.)
                                                       ------  ------  ------
  Petroleum Operations
    E&P - United States ............................    $ 224   $  80  $ (144)
        - International ............................      470     310    (160)
                                                        -----   -----   -----
    Total E&P ......................................      694     390    (304)
                                                        -----   -----   -----
    M&R - United States ............................      (42)     86     128
        - International ............................      192     239      47
                                                        -----   -----   -----
    Total M&R ......................................      150     325     175
                                                        -----   -----   -----
  Total Petroleum ..................................      844     715    (129)

  Chemical .........................................       85      67     (18)
  Corporate and Financing (a).......................      (85)    (67)     18
                                                        -----   -----   -----
  Operating Income Before Special Items.............    $ 844   $ 715   $(129)
  Special Items                                           (18)    (10)      8
                                                        -----   -----   -----
  Net Income .......................................    $ 826   $ 705   $(121)
                                                        =====   =====   =====

-------------------------------------------------------------------------------

  (a) Corporate and Financing includes corporate administrative expenses, net financing expense and other items.


-------------------------------------------------------------------------------

  SPECIAL ITEMS                                             First Quarter
(In millions)
                                                            1997     1998


   Restructuring .......................................   $ (18)  $  (10)
                                                          ------   ------
     Total Special Items ...............................   $ (18)  $  (10)
                                                          ======   ======
-------------------------------------------------------------------------------



MOBIL                                  - 6 -

-------------------------------------------------------------------------------

  REVENUES BY SEGMENT                                      First Quarter
    (In millions)                                                      Incr./
                                                                      (Decr.)
                                                          1997    1998    %


 Exploration & Producing ...........................   $ 2,131  $ 1,587  (26)
 Marketing & Refining ..............................    13,203   11,308  (14)
 Chemical ..........................................       807      699  (13)
 Other .............................................        45       36  (20)
                                                       -------  -------
   Total Revenues ..................................   $16,186  $13,630  (16)
                                                       =======  =======
-------------------------------------------------------------------------------

CONSOLIDATED RESULTS OVERVIEW

FIRST QUARTER 1998 COMPARED WITH FIRST QUARTER 1997

  Consolidated first quarter 1998 net income was $705 million, a decrease of $121 million from the $826 million reported in the first quarter of 1997. Net income per common share, assuming dilution, was $0.86, compared with $1.01 in the first quarter of 1997. This year's first quarter net income included a special charge of $10 million for on-going restructuring costs associated with the European downstream alliance with British Petroleum. Last year's first quarter net income included a charge of $18 million, also for BP alliance implementation costs. Excluding special items, operating earnings of $715 million decreased $129 million, or 15%, from last year.

  Crude oil prices weakened considerably in this year's first quarter, averaging about $7 per barrel below the same quarter last year. Additionally, natural gas prices in North America were down substantially as a result of unusually warm winter weather. Despite these difficult business conditions, Mobil's earnings held up fairly well due to higher margins in the downstream business and self-help programs (volume growth, performance improvements and expense control), which contributed about $100 million in the first quarter.

  In the Upstream, Mobil's production grew by 1 percent on a barrel of oil equivalent basis, primarily from higher volumes in Equatorial Guinea and the Hibernia field in Canada. In addition, production benefited from the streaming of the Gobe development in Papua New Guinea, commencement of oil shipments from Turkmenistan and the effects of a debottlenecking at the Tengiz field in Kazakhstan. The increase in production occurred despite a pipeline break in Nigeria, the lack of production from the Griffin platform in Australia, which was out of service, and lower natural gas production in Europe due to warmer weather and in the U.S. due to prior-year asset sales and operational problems. Additionally, production was down in Indonesia and in the United Kingdom. In the Downstream, trade sales were strong, both in the United States and in the international area. Chemical reported higher volumes in all businesses.

  In addition to growth, self help included benefits in downstream from the BP alliance in Europe, reduced refinery downtime in the U.S., refinery upgrading projects in Singapore, Japan and Australia, and restructuring in Japan and Australia. Asia-Pacific earnings were stronger than they have been for any quarter since 1995, despite the economic downturn in the region.

  Worldwide revenues of $13,630 million were $2,556 million lower than last year. This decrease was primarily due to the effects of significantly lower worldwide average crude oil, natural gas and petroleum product prices. Petrochemical prices were also lower. These decreases were partly offset by the effects of higher overall volumes. Income from equity affiliates increased primarily due to higher earnings from the Mobil-BP European alliance, partly offset by lower income from equity affiliates that were impacted by lower crude oil, natural gas and petrochemical prices.






MOBIL                                  - 7 -

  Crude oil, products and operating supplies and expenses decreased $2,065 million to $8,403 million. The decrease was primarily due to significantly lower worldwide average crude oil, natural gas and petroleum product prices, partly offset by higher volume-related expenses and increased spending for growth programs in new venture areas. Selling and general expenses increased $128 million to $934 million primarily due to timing of recording certain expenses, partly offset by cost saving initiatives. Depreciation, depletion and amortization expense was lower mainly due to the effects of equity accounting for the Aera upstream joint venture with Shell which was implemented in June 1997 and the effects of equity accounting for the Chalmette refinery alliance, formed late in 1997. Taxes other than income taxes decreased $113 million to $2,293 million, due to the impact of lower average hydrocarbon sales prices. Income tax expense decreased $335 million principally due to this quarter's lower level of pre-tax income and mix changes in the sources of earnings.

Exploration and Producing

  Exploration & Producing income of $390 million was $304 million lower than last year's $694 million, which was a record for a quarter.

  In  the  United  States,   income  of  $80  million  decreased  $144  million.
International income of $310 million was $160 million lower. These results reflect the significant decline in worldwide crude oil and natural gas prices.

-------------------------------------------------------------------------------
Exploration and Producing
 Selected Operating Data                               First Three Months
                                                                      Incr./
                                                                     (Decr.)
                                                       1997   1998    Vol.%

                                                      -----  -----  --------
Net Crude Oil and NGL Production (TBD)
       - U.S. ....................................      235    240     5   2
       - Intl. ...................................      653    681    28   4
                                                      -----  -----   ---
             Total ...............................      888    921    33   4
                                                      =====  =====   ===
Net Natural Gas Production (MMCFD)
       - U.S. ....................................    1,208  1,123   (85) (7)
       - Intl. ...................................    3,747  3,706   (41) (1)
                                                      -----  -----   ---
             Total ...............................    4,955  4,829  (126) (3)
                                                      =====  =====   ===
TOTAL NET PRODUCTION (TBDOE) .....................    1,786  1,796    10   1
                                                      =====  =====   ===
-------------------------------------------------------------------------------

MOBIL                                 - 8 -

Marketing and Refining

   Marketing & Refining income of $315 million was $183 million higher than 1997. Excluding special restructuring charges of $18 million in 1997 and $10 million in 1998 for implementation costs associated with the European alliance with BP, operating earnings were $325 million, $175 million higher than last year.

   Operating earnings in the United States were $86 million versus a loss of $42 million in the first quarter of 1997. The improvement was due to higher industry margins reflecting benefits from falling crude oil prices, lower scheduled and unscheduled refinery downtime, and reduced operating expenses. Lube earnings were up, primarily due to higher margins.

  International earnings of $239 million were $47 million higher than in 1997. In Europe, earnings improved due to increased benefits from the BP alliance and higher integrated margins. Earnings were also higher in Asia-Pacific, reflecting relatively strong marketing margins, higher trade sales and improved refinery performance. Additionally, benefits were realized as a result of the streaming of the Altona FCC, the Japan (Kawasaki) resid upgrader and the Jurong lube hydrocracker, as well as favorable expense performance.

-------------------------------------------------------------------------------
Marketing and Refining
 Selected Operating Data                                First Three Months
                                                                       Incr./
                                                                      (Decr.)
                                                        1997   1998  Vol.  %

                                                       -----  -----  ---  --
Petroleum Product Sales (TBD) (a)
        - U.S. ..................................      1,358  1,359    1   -
        - Intl. (b)..............................      1,940  1,958   18   1
                                                       -----  -----  ---
              Total .............................      3,298  3,317   19   1
                                                       =====  =====  ===
Refinery Runs (TBD)
        - U.S. ..................................        860    900   40   5
        - Intl. (b)..............................      1,236  1,296   60   5
                                                       -----  -----  ---
              Total .............................      2,096  2,196  100   5
                                                       =====  =====  ===

(a) Includes supply/other sales.
(b) Includes Mobil's share for the European alliance with BP.
-------------------------------------------------------------------------------

Chemical

  Chemical earnings of $67 million were $18 million lower than last year as a result of lower polyethylene and paraxylene margins.

Corporate and Financing

  Corporate and Financing expenses of $67 million were $18 million lower than in the first quarter of 1997 primarily due to the timing of expenses and certain one-time benefits in this year's first quarter.






MOBIL                                   - 9 -

DISCUSSION OF FINANCIAL CONDITION

  At March 31, 1998, total current assets of $9,392 million were $330 million lower than at year-end 1997. Cash and cash equivalents decreased $82 million. Accounts and notes receivable decreased $495 million to $5,457 million, primarily due to the effects of lower crude oil, natural gas and petroleum product prices. These decreases were partly offset by an increase in Inventories, up $80 million, due to a volume increase resulting from timing of shipments and $193 million of higher prepaid expenses resulting from an annual pattern of prepayments made in the first quarter.

  Total debt of Mobil and its subsidiaries was $7,425 million at March 31, 1998, up $761 million from year-end 1997. The debt-to-capitalization ratio was 27% at March 31, 1998, up from 25% at year-end 1997.

  During the first three months of 1998, net cash generated from operating activities was $556 million, $707 million less than the cash requirements for investing activities and dividends.

  Accounts payable decreased $629 million primarily due to lower purchase prices for crude oil and petroleum products.

  Income, excise, state gasoline and other taxes payable decreased in line with this year's lower income.

  Shareholders' equity rose $104 million during the first three months of 1998. Earnings retained in the business increased $247 million as income exceeded common and preferred stock dividends. The cost of common stock held in the treasury increased as 2,881,000 shares were purchased on the open market to offset the dilutive effects of the issuance of shares upon exercise of stock options.





MOBIL                                    - 10 -

  Total investment spending for the first quarter of 1998 was $853 million, an increase of $19 million from the comparable period last year.
-------------------------------------------------------------------------------

 INVESTMENT SPENDING
  (In millions)                                            First Three Months

 Capital and Exploration Expenditures                         1997     1998

                                                             ------   ------
 Petroleum Operations
  Exploration & Producing      - United States ..........   $   72   $   98
                               - International ..........      466      501
  Marketing & Refining         - United States ..........       75       60
                               - International ..........       94       43

 Chemical ...............................................       54       26
 Other ..................................................       11       28
                                                            ------   ------
 Total Capital and Exploration Expenditures .............      772      756
                                                            ------   ------
 Cash Investments in Equity Companies ...................       62       97
                                                            ------   ------

 Total Investment Spending ..............................   $  834   $  853
                                                            ======   ======




 ------------------------------
 Memo:
 Exploration expenses charged
  to income, included above
                               - United States ..........   $    5   $   17
                               - International ..........       70       57
                                                            ------   ------
                                                            $   75   $   74
                                                            ======   ======




-------------------------------------------------------------------------------

  Return on average shareholders' equity, based on net income, was 16.3% for the twelve month period ended March 31, 1998, compared with 17.0% for the calendar year 1997. Return on average capital employed, based on net income, for the twelve month period ended March 31, 1998 was 12.6%, compared with 13.4% for the calendar year 1997.

  Whenever external financing is needed, Mobil and its subsidiary companies have ready access to multiple capital markets, including significant bank credit lines.

  At March 31, 1998, Mobil had effective shelf registration statements on file with the SEC permitting the offer and sale of $1,815 million of debt securities. Shelf registrations allowing the issuance of U.S. $2 billion of Euro-Medium-Term Notes and bonds having a principal amount of 30 billion Japanese yen are also in place.

Forward-Looking Statements

    Written reports and oral statements made from time to time by Mobil contain "forward-looking statements." Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and by their use of words such as "goals," "expects," "plans," "believes," "estimates," "forecasts," "projects," "intends" and other words of similar meaning. Such statements are likely to address Mobil's earnings, return on capital employed, capital expenditures, debt-to-capitalization ratio, dividend increases, project implementation, production growth, reserve replacement, sales growth and expense reductions. They are based on management's then-current information, assumptions, plans, expectations, estimates and projections about the petroleum and chemical industries. However, such statements are not guarantees of future performance, and actual results and outcomes may differ materially from what is expressed depending on a variety of factors, many of which are outside Mobil's control.

MOBIL                                  - 11 -

    Among the factors that could cause actual outcomes or results to differ materially from what is expressed in these forward-looking statements are changes in the demand for, supply of, and market prices of crude oil, refined products, natural gas and petrochemicals; changes in refining margins and marketing margins; success in partnering, in implementing oil, natural gas and petrochemical projects, and in implementing internal plans; reliability of operating facilities; effects of environmental regulations; success of commercial negotiations; and domestic and international political and economic conditions.

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

  On February 5, 1998, the Pennsylvania Department of Environmental Protection issued an administrative order alleging that Mobil Oil Corporation had violated the Pennsylvania Tank Act by knowingly delivering products into unregistered tanks. Mobil Oil Corporation anticipates that a penalty in the range of $150,000 will be sought. Mobil Oil Corporation has filed an appeal of the order with the Pennsylvania Environmental Hearing Board.

    On March 27, 1998, the EPA filed an administrative complaint with the USEPA hearing clerk alleging that the operations of Mobil Oil Corporation's Beaumont, Texas refinery had violated the Clean Air Act by reason of alleged violations of the New Source Performance Standard ("NSPS") requirements for petroleum storage tanks and alleged violations of fugitive emission requirements under the NSPS and the National Emissions Standards for Hazardous Air Pollutants. A penalty of $158,000 is sought.

    On March 2, 1998, Mobil Oil Corporation entered into a settlement agreement with the District Attorney of Riverside County, California to settle allegations by the County that the fiber trench systems that underlie Mobil Oil Corporation service stations in the County failed to comply with the rules therefor. Under the terms of the settlement agreement, Mobil Oil Corporation paid a penalty of $200,000, paid an additional $67,000 to cover costs of environmental training, education and investigations, and agreed to make fiber trench equipment upgrades that are expected to cost approximately $500,000.

MOBIL                                  - 12 -

    In a previously-reported proceeding, on March 30, 1998, the EPA filed a civil action in the U.S. District Court for Utah, Central Division, alleging that the McElmo Creek and Ratherford production units in Utah, which are operated by Mobil Oil Corporation and in which Mobil Oil Corporation has an interest, had violated the Clean Water Act by reason of discharges of produced water into navigable waters of the United States and had also violated Spill Prevention Control and Countermeasures Regulations promulgated under the Clean Water Act. The maximum amount of the penalties sought in the action, based upon the maximum statutory penalty amounts per alleged violation, is estimated to be approximately $5.5 million.

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

Item 2.  Changes in Securities.
  None.

Item 3.  Defaults Upon Senior Securities.
  None.

Item 4.  Submission of Matters to a Vote of Security Holders.
  None

Item 5.  Other Information.
  None.



















MOBIL                                  - 13 -

Item 6.  Exhibits and Reports on Form 8-K.

  Exhibits.

    The following exhibits are filed with this report:

         11.  Computation of Earnings Per Common Share
         12.  Computation of Ratio of Earnings to Fixed Charges
         27.  Financial Data Schedule

  Reports on Form 8-K.

    Mobil filed the following Current Reports on Form 8-K during and subsequent to the end of the first quarter:

  Date of 8-K                              Description of 8-K

January 28, 1998     Submitted a copy of the Mobil News Release dated January
                     28, 1998, reporting Mobil's estimated earnings for the fourth quarter and full year 1997.

February 4, 1998     Submitted a copy of the Mobil News Release announcing that the Mobil Corporation Board of Directors had elected
                     Eugene A. Renna President and Chief Operating Officer of the company, effective March 1, 1998.

April 9, 1998        Submitted a copy of the Mobil Corporation By-Laws, as
                     amended to February 27, 1998, and restated Financial Data
                     Schedules for the periods ended December 31, 1995 through September 30, 1997.

April 22, 1998       Submitted a copy of the Mobil News Release dated April
                     22, 1998, reporting Mobil's estimated earnings for the first quarter of 1998.



MOBIL                                     - 14 -

                                    SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT                                          MOBIL CORPORATION


BY
                                                    /S/ STEVEN L. DAVIS
NAME AND TITLE                                      Steven L. Davis, Controller;
                                                    Principal Accounting Officer

DATE                                                May 13, 1998




MOBIL                                - 15 -

                                                    EXHIBIT INDEX

EXHIBIT                                            SUBMISSION MEDIA
-------                                            ----------------

  11.  Computation of Earnings Per                   Electronic
       Common Share

  12.  Computation of Ratio of Earnings              Electronic
       to Fixed Charges

  27.  Financial Data Schedule                       Electronic





MOBIL                                   - 16 -