Form 10-Q
period 1998-06-30
MOBIL CORP
filed 1998-08-13
CIK 67182

-----------------------------------------------------------------------------
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549-1004



                           FORM 10-Q


                        QUARTERLY REPORT

             PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998


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

  The number of shares outstanding of the registrant's common stock, all of which comprise a single class with a $1.00 par value, as of July 31, 1998, the latest practicable date, was 781,706,714.
  ------------------------------------------------------------------------------

                          MOBIL CORPORATION

                              Form 10-Q
                          Quarterly Report
                            June 30, 1998

                          TABLE OF CONTENTS

 ----------------------------------------------------------------

   PART I - FINANCIAL INFORMATION                             Page

    Item 1.  Condensed Consolidated Financial Statements
               Consolidated Statement of Income for the
                 Three and Six Months Ended
                 June 30, 1997 and 1998 .......................  1
               Consolidated Balance Sheet at December 31, 1997
                 and June 30, 1998 ............................  2
               Consolidated Statement of Cash Flows for the
                 Six Months Ended June 30, 1997 and 1998 ......  3
               Notes to Condensed Consolidated Financial
                 Statements ...................................  4

    Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition ..........  6


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

    Exhibit 11.  Computation of Earnings per Common Share ..... 20
    Exhibit 12.  Computation of Ratio of Earnings to Fixed
                   Charges .................................... 22
   ----------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                                MOBIL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                     (In millions, except per-share amounts)

                                         For the Three Months|For the Six Months
                                             Ended June 30,  |  Ended June 30,
                                          ------------------ | -----------------
                                              1997     1998  |     1997     1998
                                          --------  -------  | --------  -------
Revenues                                                     |
  Sales and services (a) ................. $16,372  $13,023  |  $32,307  $26,411
  Income from equity affiliates ..........     167       55  |      269      181
  Income from asset sales, interest                          |
    and other ............................     210      155  |      359      271
                                           -------  -------  |  -------  -------
                                                             |
    Total Revenues .......................  16,749   13,233  |   32,935   26,863
                                           -------  -------  |  -------  -------
Costs and Expenses                                           |
  Crude oil, products and operating                          |
    supplies and expenses ................  10,531    8,074  |   20,999   16,477
  Exploration expenses ...................      82       97  |      157      171
  Selling and general expenses ...........   1,136      939  |    1,942    1,873
  Depreciation, depletion and amortization     615      621  |    1,258    1,220
  Interest and debt discount expense .....      91       30  |      189      123
  Taxes other than income taxes (a) ......   2,706    2,438  |    5,112    4,731
  Income taxes ...........................     738      392  |    1,602      921
                                           -------  -------  |  -------  -------
    Total Costs and Expenses .............  15,899   12,591  |   31,259   25,516
                                           -------  -------  |  -------  -------
Net Income ............................... $   850  $   642  |  $ 1,676  $ 1,347
                                           =======  =======  |  =======  =======
                                                             |
Net Income Per Common Share .............. $  1.06  $  0.81  |  $  2.10  $  1.69
                                           =======  =======  |  =======  =======
  Assuming Dilution ...................... $  1.04  $  0.79  |  $  2.05  $  1.65
                                           =======  =======  |  =======  =======
Dividends Per Common Share ............... $   .53  $   .57  |  $  1.06  $  1.14
                                           =======  =======  |  =======  =======
                                                             |
                                                             |
                                                             |
--------------                                               |
                                                             |
(a) Includes excise and state gasoline                       |
      taxes of ........................... $ 1,524  $ 1,543  |  $ 2,946  $ 2,894



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

MOBIL                                   - 1 -

                                MOBIL CORPORATION
                            CONSOLIDATED BALANCE SHEET
                                  (In millions)

                                                             Dec. 31,   June 30,
                                     ASSETS                     1997       1998
                                                             -------    -------
Current Assets
  Cash and cash equivalents ................................ $   820    $ 1,057
  Accounts and notes receivable ............................   5,952      5,173
  Inventories ..............................................   2,156      2,265
  Prepaid expenses and other current assets ................     623        658
  Deferred income taxes ....................................     171        145
                                                             -------    -------
    Total Current Assets ...................................   9,722      9,298

Investments and Long-Term Receivables ......................   8,479      8,620

Properties, Plants and Equipment ...........................  49,630     50,507
Less: Accumulated Depreciation, Depletion and Amortization .  25,074     25,711
                                                             -------    -------
Net Properties, Plants and Equipment .......................  24,556     24,796

Deferred Charges and Other Assets ..........................     802        782
                                                             -------    -------
    Total Assets ........................................... $43,559    $43,496
                                                             =======    =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term debt .......................................... $ 2,994    $ 4,620
  Accounts payable .........................................   4,418      3,412
  Accrued liabilities ......................................   2,794      2,406
  Income, excise, state gasoline and other taxes payable ...   1,906      1,618
  Deferred income taxes ....................................     309        223
                                                             -------    -------
    Total Current Liabilities ..............................  12,421     12,279

Long-Term Debt .............................................   3,670      3,725
Reserves for Employee Benefits .............................   1,745      1,733
Accrued Restoration, Removal and Environmental Costs .......   1,072      1,079
Deferred Credits and Other Noncurrent Obligations ..........   1,274      1,240
Deferred Income Taxes ......................................   3,535      3,538
Minority Interest in Subsidiary Companies ..................     381        394
                                                             -------    -------
    Total Liabilities ......................................  24,098     23,988
                                                             -------    -------
Shareholders' Equity
  Preferred stock (ESOP-related) -- shares issued and
    outstanding: 171,093 at December 31, 1997 and
    168,206 at June 30, 1998 ...............................     665        654
  Unearned employee compensation (ESOP-related) ............    (329)      (310)
  Common stock -- $1.00 par value; shares authorized:
    1,200,000,000; shares issued: 894,308,872 at
    December 31, 1997 and 896,363,501 at June 30, 1998 .....     894        896
  Capital surplus ..........................................   1,549      1,605
  Earnings retained in the business ........................  20,661     21,092
  Cumulative foreign exchange translation adjustment .......    (821)      (994)
  Common stock held in treasury, at cost -- shares:
    110,945,100 at December 31, 1997 and 114,733,800 at
    June 30, 1998 ..........................................  (3,158)    (3,435)
                                                             -------    -------
    Total Shareholders' Equity .............................  19,461     19,508
                                                             -------    -------
Total Liabilities and Shareholders' Equity ................. $43,559    $43,496
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

                                MOBIL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)

                                                            For the Six Months
                                                              Ended June 30,
                                                           -------------------

                                                              1997        1998
                                                           -------     -------
Cash Flows from Operating Activities
  Net Income .........................................     $ 1,676     $ 1,347
  Adjustments to reconcile to net cash from
    operating activities:
      Depreciation, depletion and amortization .......       1,258       1,220
      Deferred income taxes ..........................         123         (37)
      Earnings (greater) less than distributions from
        equity affiliates ............................        (126)        128
      Exploration expenses (includes noncash
        charges:  1997-$14; 1998-$11) ................         157         171
      Gain on sales of properties, plants and
        equipment and other assets ...................         (80)        (64)
      Increase in working capital items ..............        (645)     (1,068)
      Other, net (a)..................................          18         (48)
                                                           -------     -------
Net Cash from Operating Activities ...................       2,381       1,649
                                                           -------     -------
Cash Flows from Investing Activities
  Capital and exploration expenditures ...............      (1,854)     (2,008)
  Proceeds from sales of properties, plants and
    equipment and other assets .......................         220         170
  Payments attributable to investments and
    long-term receivables ............................        (330)       (247)
                                                           -------     -------
Net Cash Used in Investing Activities ................      (1,964)     (2,085)
                                                           -------     -------
Cash Flows from Financing Activities
  Cash dividends .....................................        (861)       (916)
  Proceeds from borrowings having original
    terms greater than three months ..................         491         620
  Repayments of borrowings having original
    terms greater than three months ..................      (1,301)       (588)
  Increase in other borrowings .......................       1,406       1,746
  Increase in minority interest (a)...................          53          25
  Proceeds from issuance of common stock .............          55          58
  Purchase of common stock for treasury ..............        (163)       (277)
                                                           -------     -------
Net Cash (Used in) Provided by Financing Activities ..        (320)        668
                                                           -------     -------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents ...................................         (18)          5
                                                           -------     -------
Net Increase in Cash and Cash Equivalents ............          79         237
Cash and Cash Equivalents - Beginning of Period ......         808         820
                                                           -------     -------
Cash and Cash Equivalents - End of Period ............     $   887     $ 1,057
                                                           =======     =======


-------------------------------------------------------------------------------

 Memo:

 Net cash from operating activities (a)...............     $ 2,381     $ 1,649
 Net cash used in investing activities ...............      (1,964)     (2,085)
 Cash dividends ......................................        (861)       (916)
                                                           -------     -------
 Shortfall of cash from operating activities over
   investing activities and dividends ................     $  (444)    $(1,352)
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

2.  Changes In Nonowner Equity

  Beginning in the first quarter of 1998, compliance with FAS 130, Reporting Comprehensive Income was required. In accordance with the requirements of this standard, the components of changes in nonowner equity, net of related tax for the three months and six months ended June 30, 1997 and 1998, are as follows:
--------------------------------------------------------------------------------

(In millions)                                    Three Months  |   Six Months
                                                Ended June 30, | Ended June 30,
                                                --------------   -------------
                                                 1997    1998  |   1997    1998
                                               ------  ------  | ------  ------
 Net Income .................................. $  850  $  642  | $1,676  $1,347
 Foreign currency translation adjustments ....    100    (195) |   (205)   (173)
                                                -----   -----  |  -----   -----
 Changes in nonowner equity .................. $  950  $  447  | $1,471  $1,174
                                                =====   =====  |  =====   =====
   ----------------------------------------------------------------------------


MOBIL                                   - 4 -

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


     ----------------------------------------------------------------------
      (In millions)                                    For the Six Months
                                                          Ended June 30,
                                                      --------------------
                                                          1997      1998
      Changes in Working Capital Items
      (Increases)/decreases

       Accounts and notes receivable .................   $ 918   $   672
       Inventories ...................................    (168)     (180)
       Prepaid expenses and other current assets .....    (169)      (57)
       Accounts payable ..............................    (839)     (905)
       Accrued liabilities ...........................    (121)     (346)
       Income, excise, state gasoline and
         other taxes payable .........................    (266)     (252)
                                                         -----   --------
       Increase in working capital items .............   $(645)  $(1,068)
                                                         =====   =======
     ----------------------------------------------------------------------

4.  New Accounting Standard

  Effective January 1, 1998, Mobil adopted Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires the capitalization of certain costs related to the development or purchase of computer software. Prior to adopting this new policy, Mobil expensed the cost of all computer software. Amounts expensed in prior years are not required to be capitalized.

5.  Subsequent Event

  On July 15, 1998, the two-month extension granted by Perupetro for the continued appraisal of the Camisea gas fields expired without agreement being reached on issues related to the introduction of gas into the Peruvian market. Mobil and its partner are evaluating options to approach the Peruvian government and continue discussions. Mobil has invested $101 million in the appraisal phase. In the event the project does not proceed, it is expected that additional exit costs of $30-$50 million will be incurred.





MOBIL                                   - 5 -

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

   REPORTED EARNINGS              Second Quarter       |First Six Months
     (In millions)                ______________ Incr./|_________________ Incr./
                                                (Decr.)|                 (Decr.)
                                   1997   1998         |   1997    1998
                                   ----   ----  -----      ----    ----
  Petroleum Operations                                 |
    E&P - United States ..........$ 127  $  44  $ (83) | $  351  $  124  $ (227)
        - International ..........  331    191   (140) |    801     501    (300)
                                  -----  -----  -----  | ------  ------  ------
    Total E&P ....................  458    235   (223) |  1,152     625    (527)
                                  -----  -----  -----  | ------  ------  ------
    M&R - United States ..........  194    194      -  |    152     280     128
        - International ..........  206    210      4  |    380     439      59
                                  -----  -----  -----  | ------  ------  ------
    Total M&R ....................  400    404      4  |    532     719     187
                                  -----  -----  -----  | ------  ------  ------
  Total Petroleum ................  858    639   (219) |  1,684   1,344    (340)
                                                       |
  Chemical .......................   91     58    (33) |    176     125     (51)
  Corporate and Financing (a).....  (99)   (55)    44  |   (184)   (122)     62
                                  -----  -----  -----  | ------  ------  ------
  Net Income .....................$ 850  $ 642  $(208) | $1,676  $1,347  $ (329)
                                  =====  =====  =====  | ======  ======  ======
 -------------------------------------------------------------------------------

   OPERATING EARNINGS             Second Quarter       |First Six Months
     (Adjusted for Special Items) ______________ Incr./|_________________ Incr./
        (In millions)                           (Decr.)|                 (Decr.)
                                   1997   1998         |   1997    1998
                                   ----   ----  -----      ----    ----
  Petroleum Operations                                 |
    E&P - United States ..........$ 127  $  44  $ (83) | $  351  $  124  $ (227)
        - International ..........  331    191   (140) |    801     501    (300)
                                  -----  -----  -----  | ------  ------  ------
    Total E&P ....................  458    235   (223) |  1,152     625    (527)
                                  -----  -----  -----  | ------  ------  ------
    M&R - United States ..........  194    194      -  |    152     280     128
        - International ..........  226    223     (3) |    418     462      44
                                  -----  -----  -----  | ------  ------  ------
    Total M&R ....................  420    417     (3) |    570     742     172
                                  -----  -----  -----  | ------  ------  ------
  Total Petroleum ................  878    652   (226) |  1,722   1,367    (355)
                                                       |
  Chemical .......................   91     58    (33) |    176     125     (51)
  Corporate and Financing (a).....  (99)   (55)    44  |   (184)   (122)     62
                                  -----  -----  -----  | ------  ------  ------
  Income Excluding Special Items..  870    655   (215) |  1,714   1,370    (344)
  Special Items (table on page 7)   (20)   (13)     7  |    (38)    (23)     15
                                  -----  -----  -----  | ------  ------  ------
  Net Income .....................$ 850  $ 642  $(208) | $1,676  $1,347  $ (329)
                                  =====  =====  =====  | ======  ======  ======
 -------------------------------------------------------------------------------

(a) Corporate and Financing includes corporate administrative expenses, net financing expense and other items.


MOBIL                                   - 6 -

______________________________________________________________________________
SPECIAL ITEMS                            Second Quarter  |   First Six Months
    (In millions)                                        |
                                          1997    1998   |    1997     1998
                                          ----    ----        ----     ----
                                                         |
    Restructuring .....................  $ (20)  $ (13)  |   $ (38)   $ (23)
                                         -----   -----   |   -----    -----
    Total Special Items ...............  $ (20)  $ (13)  |   $ (38)   $ (23)
                                         =====   =====       =====    =====


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

  REVENUES BY SEGMENT             Second Quarter      |    First Six Months
    (In millions)                               Incr./|                   Incr./
                                               (Decr.)|                  (Decr.)
                                  1997     1998    %  |    1997     1998     %
                                  ----     ---- -----      ----     ----  ----
                                                      |
 Exploration & Producing ...   $ 1,695  $ 1,456  (14) | $ 3,826  $ 3,043  (20)
 Marketing & Refining ......    14,191   11,089  (22) |  27,394   22,397  (18)
 Chemical ..................       790      657  (17) |   1,597    1,356  (15)
 Other .....................        73       31  (58) |     118       67  (43)
                               -------  -------       | -------  -------
   Total Revenues ..........   $16,749  $13,233  (21) | $32,935  $26,863  (18)
                               =======  =======       | =======  =======

--------------------------------------------------------------------------------
CONSOLIDATED RESULTS OVERVIEW

SECOND QUARTER 1998 COMPARED WITH SECOND QUARTER 1997

  Consolidated second quarter net income was $642 million, a decrease of $208 million from the $850 million reported for the second quarter of 1997. Earnings per common share, assuming dilution, for the second quarter of 1998 were $0.79, compared with $1.04 for the second quarter of 1997. Special charges this year of $13 million were for implementation expenses associated with the Mobil-British Petroleum (BP) downstream alliance in Europe. The second quarter of 1997 included special charges of $20 million, also for BP alliance implementation costs. Excluding special items from both periods, second quarter 1998 operating earnings of $655 million decreased $215 million, or 25%.

  Earnings in the second quarter were hurt by significantly lower crude oil prices, down about $5 per barrel from the same period last year, as well as by weak industry fundamentals in many of Mobil's businesses. International natural gas prices trended lower, particularly for LNG; Asia-Pacific downstream margins, both refining and marketing, weakened considerably; and petrochemical margins remained under downward pressure. Considering these fundamentals, the company's earnings held up fairly well due to about $90 million of benefits from self-help initiatives. During the first six months, self-help has contributed almost $200 million to Mobil's 1998 earnings.

  In the Downstream, self-help included continued growth in trade sales volumes, strong refinery performance and contributions from on-going initiatives. In the U.S., strong refinery performance and the effects of successful marketing programs to increase gasoline sales contributed to record second quarter and six months earnings. Benefits from the BP downstream alliance in Europe continued to grow, and in Asia-Pacific, earnings were up despite significantly lower margins, benefiting from numerous initiatives implemented over the last year and improved refinery performance. Lube earnings were higher, benefiting from initiatives and increased margins due to lower feedstock costs.


MOBIL                                   - 7 -

  In the Upstream, lower worldwide crude oil and international natural gas prices reduced earnings by over $200 million. Additionally, Mobil's year-to-date production was nearly 2% lower than during the same period last year, largely due to temporary constraining factors. These factors include economic conditions in Asia, which have resulted in the deferral of LNG cargoes from Indonesia, and cutbacks in OPEC quotas, which primarily impact Mobil's Nigerian operations. Longer term, the company's goal to grow production by an average of 4% per year remains unchanged.

  Worldwide revenues in the second quarter of 1998 of $13,233 million were $3,516 million lower than revenues in the second quarter of 1997, reflecting the effects of significantly lower worldwide average crude oil and international average natural gas prices, and lower petroleum product prices. Petrochemical prices were also lower. These decreases were somewhat offset by the effects of higher overall worldwide sales volumes and higher average U.S. natural gas prices.

  Crude oil, products and operating supplies and expenses decreased by $2,457 million to $8,074 million, primarily due to significantly lower worldwide crude oil and petroleum product prices, slightly offset by higher volume-related expenses. Exploration expenses were higher in the U.S., mainly due to a higher level of deep-water Gulf of Mexico activity and a larger overall program this year. Selling and general expenses decreased $197 million to $939 million, due to timing of incurring certain expenses and benefits from cost reduction initiatives. Depreciation, depletion and amortization expenses were about the same in both periods as decreases related to the effects of equity accounting for the Aera upstream alliance with Shell in June 1997 and the Chalmette refinery alliance, formed late in 1997, were offset by the effects of new capital projects. Interest and debt discount expense decreased $61 million reflecting lower debt levels this year and certain favorable one-time items.
Taxes other than income taxes decreased $268 million to $2,438 million, mainly due to the effects of lower hydrocarbon and product sales prices. Income tax expense decreased $346 million to $392 million, due to a lower level of pre-tax income and a shift in earnings from upstream to downstream operations that have a lower effective tax rate. Additionally, as crude prices decline, taxes associated with our fixed margin production decline both in total and as a percent of pre-tax income.

FIRST SIX MONTHS 1998 COMPARED WITH FIRST SIX MONTHS 1997

  Mobil's first half 1998 net income was $1,347 million, compared with $1,676 million for the same period of 1997. This year's results included special charges of $23 million for expenses related to implementation of the Mobil-BP European alliance. First half 1997 net income included special charges of $38 million, also for BP alliance implementation costs.

  Excluding special items, first half operating earnings of $1,370 million were down $344 million, or 20%, from the comparable period of 1997. The decline was primarily due to the significant drop in worldwide crude oil and natural gas prices and lower downstream margins in Asia-Pacific, partly offset by self-help initiatives and stronger downstream margins in the U.S. and Europe. Self-help included the overall favorable effects of volumes, excellent refinery performance and benefits from the Mobil-BP European downstream alliance. Additionally, Asia-Pacific downstream benefited from on-going restructuring initiatives throughout the region.

MOBIL                                   - 8 -

  Six month 1998 revenues of $26,863 million were $6,072 million lower than revenues in the same period of 1997 primarily due to the effects of lower average worldwide crude oil, natural gas and petroleum product prices. Petrochemical prices were also lower. These decreases were partly offset by effects of higher overall sales volumes.

  Crude oil, products and operating supplies and expenses decreased in the first half of 1998 by $4,522 million to $16,477 million compared with the same period last year, primarily due to lower worldwide average crude oil and petroleum product prices, slightly offset by higher volume-related expenses. Selling and general expenses decreased $69 million to $1,873 million, primarily due to expense reductions associated with cost saving initiatives, partly offset by growth-related expenses in new venture areas. Depreciation, depletion and amortization expenses were slightly lower as decreases related to the effects of equity accounting for the Aera upstream alliance with Shell in June 1997 and the Chalmette refinery alliance, formed late in 1997, were largely offset by new capital projects. Interest and debt discount expense decreased $66 million reflecting lower debt levels this year and certain one-time favorable items. Taxes other than income taxes decreased $381 million to $4,731 million, due to the impact of lower average hydrocarbon and product sales prices. Income tax expense decreased $681 million from 1997 due to a lower level of pre-tax income and a shift in earnings from upstream to downstream operations that have a lower effective tax rate. Additionally, as crude prices decline, taxes associated with our fixed margin production decline both in total and as a percent of pre-tax income.





MOBIL                                   - 9 -

Exploration and Producing
--------------------------------------------------------------------------------
Exploration and Producing
  Selected Operating Data             Second Quarter          First Six Months
                                            Incr./(Decr.)          Incr./(Decr.)
                                            -------------          -------------
                                 1997   1998   Vol.  %   1997   1998    Vol.  %
                                 ----   ----  ---- ----  ----   ----  ----- ---
Net Crude Oil and NGL                                  |
  Production (TBD)   - U.S. ..    248    242    (6) (2)|  241    241      -   -
                     - Intl. .    674    677     3   - |  664    679     15   2
                                -----  ----- -----     |-----  -----  -----
    Total ....................    922    919    (3)  - |  905    920     15   2
                                =====  ===== =====     |=====  =====  =====
Net Natural Gas                                        |
  Production (MMCFD) - U.S. ..  1,136  1,119   (17) (1)|1,172  1,121    (51) (4)
                     - Intl.(a) 3,259  3,074  (185) (6)|3,502  3,323   (179) (5)
                                -----  ----- -----     |-----  -----  -----
    Total ....................  4,395  4,193  (202) (5)|4,674  4,444   (230) (5)
                                =====  ===== =====     |=====  =====  =====
TOTAL NET PRODUCTION (TBDOE)..  1,718  1,679   (39) (2)|1,752  1,725    (27) (2)
                                =====  ===== =====     |=====  =====  =====
-------------------------------------------------------------------------------
(a) Year-to-date production reflects a downward restatement of Indonesia first quarter 1998.

SECOND QUARTER 1998 COMPARED WITH SECOND QUARTER 1997

  Exploration and Producing income of $235 million was $223 million lower than in the second quarter of last year.

  In  the  United  States,   income  was  $44  million,  down  $83  million,  as
significantly lower crude oil prices and higher exploration expenses were only partly offset by higher natural gas prices.

  International income of $191 million was $140 million lower, primarily reflecting a large decline in crude oil and natural gas prices. The effects of higher liquids volumes in Canada, Equatorial Guinea and Australia were offset by the effects of OPEC constraints, mainly in Nigeria, and the deferral of LNG cargoes from Indonesia.

FIRST SIX MONTHS 1998 COMPARED WITH FIRST SIX MONTHS 1997

  Exploration and Producing income of $625 million was $527 million lower than last year. The decrease was mainly due to lower crude oil and natural gas prices. The effects of higher liquids volumes in Canada, Equatorial Guinea and Australia were more than offset by the effects of OPEC constraints, the deferral of LNG cargoes from Indonesia and milder weather in Europe. Additionally, U.S. natural gas production was lower, reflecting some operational problems earlier in the year, prior period asset sales and field declines.
Growth-related expenses were somewhat higher in new venture areas.

MOBIL                                   - 10 -

Marketing and Refining

  Marketing and Refining            Second Quarter           First Six Months
   Selected Operating Data                  Incr./(Decr.)          Incr./(Decr.)
                                  1997    1998  Vol.  %    1997   1998  Vol.  %
                                 -----   -----  ---  --   -----  -----  ---  --
  Petroleum Product
    Sales (TBD)(a)   - U.S. ...  1,449   1,452    3   - | 1,404  1,406    2   -
                     - Intl.(b)  1,831   1,915   84   5 | 1,887  1,941   54   3
                                 -----   -----  ---     | -----  -----  ---
       Total ..................  3,280   3,367   87   3 | 3,291  3,347   56   2
                                 =====   =====  ===     | =====  =====  ===
                                                        |
  Refinery Runs (TBD)                                   |
                     - U.S. ...    978     941  (37) (4)|   919    921    2   -
                     - Intl.(b)  1,139   1,224   85   7 | 1,185  1,259   74   6
                                 -----   -----  ---     | -----  -----  ---
       Total ..................  2,117   2,165   48   2 | 2,104  2,180   76   4
                                 =====   =====  ===     | =====  =====  ===

  (a) Includes supply/other sales
  (b) Includes Mobil's share for the European alliance with BP.
--------------------------------------------------------------------------------

SECOND QUARTER 1998 COMPARED WITH SECOND QUARTER 1997

  Marketing and Refining net income was $404 million in the second quarter of 1998 versus last year's income of $400 million. This quarter's results included special charges of $13 million for implementation costs for the Mobil-BP European alliance while last year's income included $20 million for BP alliance implementation costs. Excluding special charges from both periods, operating earnings of $417 million were $3 million lower than last year.

  Operating earnings in the United States were $194 million, matching last year's record second quarter results. This quarter's strong results were driven by excellent operating performance, strong integrated margins and the effects of various successful marketing programs. Gasoline trade sales were 6% higher than last year and lube income was up due to improved margins and the effects of this quarter's product mix.

  International earnings of $223 million were $3 million lower than in 1997. In Europe, earnings were higher due to stronger integrated margins and additional benefits from the Mobil-BP alliance. Earnings were also stronger in Asia-Pacific, despite the significant deterioration in both refining and marketing margins. Earnings benefited from performance initiatives in the region, improved refinery performance and higher trade sales volumes. Other international earnings were negatively impacted by the scheduled turnaround at Mobil's Yanbu, Saudi Arabia joint venture refinery and lower margins for product exports from this facility.

FIRST SIX MONTHS 1998 COMPARED WITH FIRST SIX MONTHS 1997

  Marketing and Refining net income was $719 million for the first six months of 1998 compared with net income of $532 million last year. Excluding $23 million of special charges this year for implementation costs related to the Mobil-BP alliance and $38 million of these charges last year, operating earnings of $742 million were $172 million higher than last year. Earnings were higher due to the effects of various restructuring initiatives, mostly in Asia-Pacific, higher product sales volumes, excellent refinery performance and benefits from the Mobil-BP European alliance. Higher margins in the U.S. and Europe were partly offset by lower margins in Asia-Pacific.


MOBIL                                   - 11 -

Chemical

SECOND QUARTER AND FIRST SIX MONTH COMPARISONS OF 1998 WITH 1997

  Chemical income of $58 million was $33 million lower than last year's second quarter. In the first six months of 1998, Chemical income was $125 million compared with $176 million in the same period last year. The decrease in both periods reflects lower polyethylene and paraxylene margins, partly offset by the effect of higher volumes, lower expenses and improved plant reliability.

Corporate and Financing

SECOND QUARTER AND FIRST SIX MONTH COMPARISONS OF 1998 WITH 1997

  Corporate and Financing expense was $55 million in the second quarter of 1998 compared with $99 million in the same period last year. For the first six months of 1998, Corporate and Financing expense was $122 million, $62 million lower than last year. Decreases in both periods reflect lower average net debt balances and certain one-time favorable items.

ACCOUNTING STANDARDS

  In June 1998, Financial Accounting Standard (FAS) 133, Accounting for Derivative Instruments and Hedging Activities, was issued. Adoption of this standard is required in the first quarter of 2000. FAS 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of risk exposure. Mobil is currently reviewing the expected impact of FAS 133, which will depend on the derivatives outstanding when it is adopted and is not expected to be significant.

DISCUSSION OF FINANCIAL CONDITION

  Total current assets as of June 30, 1998 were $9,298 million, a decrease of $424 million from December 31, 1997. Accounts and notes receivable decreased $779 million to $5,173 million, primarily due to the effects of lower average crude oil, natural gas, petroleum products and petrochemical prices. This decrease was partly offset by a higher level of Cash and cash equivalents. Additionally, Inventories were up mainly due to timing of in-transit shipments and a seasonal build of gas liquids, partly offset by currency effects.

  Total debt of Mobil and its subsidiaries was $8,345 million, $1,681 million higher than year-end 1997, reflecting reduced earnings and higher working capital requirements. The debt-to-capitalization ratio was 30% at June 30, 1998, up from 25% at year-end 1997.

  During the first six months of 1998, net cash generated from operating activities was $1,649 million, $1,352 million less than the cash requirements for investing activities and dividends. Refer to the table at the bottom of page 3.

  Accounts payable decreased $1,006 million primarily due to lower purchase prices for crude oil and petroleum products.

  Income, excise, state gasoline and other taxes payable decreased $288 million mainly due to the effects of lower average sales prices for hydrocarbons and petroleum products.

MOBIL                                   - 12 -

  Shareholders' equity rose $47 million during the first six months of 1998 primarily due to an increase of $431 million in earnings retained in the business and an increase in capital surplus of $56 million. Largely offsetting the increase in retained earnings were a net charge in the cumulative foreign exchange translation adjustment account reflecting a strengthening U.S. dollar in certain countries in which the company has significant operations ($173 million) and an increase in the cost of common stock held in the treasury as 3,788,700 shares were purchased on the open market to offset the dilutive effects of stock options ($277 million).

  Total investment spending for the second quarter of 1998 was $1,507 million, an increase of $49 million from the comparable period last year. For the first six months of 1998, worldwide investment spending was $2,360 million, compared with $2,292 million for the year-earlier period.
--------------------------------------------------------------------------------

INVESTMENT SPENDING
 (In millions)                           Second Quarter       First Six Months

 Capital and Exploration Expenditures      1997    1998          1997     1998
                                          -----   -----         -----    -----
 Petroleum Operations                                       |
   Exploration & Producing  - U.S. ....  $  136  $  174     |  $  208   $  272
                            - Intl. ...     629     765     |   1,095    1,266
   Marketing & Refining     - U.S. ....      77     103     |     152      163
                            - Intl. ...     150      70     |     244      113
 Chemical .............................      70      70     |     124       96
 Other ................................      20      70     |      31       98
                                         ------  ------     |  ------   ------
     Total Capital and Exploration                          |
       Expenditures ...................  $1,082  $1,252     |  $1,854   $2,008
                                         ------  ------     |  ------   ------
 Cash Investments in Equity Companies .     376     255     |     438      352
                                         ------  ------     |  ------   ------
 Total Investment Spending               $1,458  $1,507     |  $2,292   $2,360
                                         ======  ======     |  ======   ======
 ----------------------------                               |
 Memo:                                                      |
 Exploration Expenses charged                               |
   to income, included above                                |
                            - U.S. ....  $   11  $   32     |  $   16   $   49
                            - Intl. ...      71      65     |     141      122
                                         ------  ------     |  ------   ------
     Total Exploration Expenses .......  $   82  $   97     |  $  157   $  171
                                         ======  ======     |  ======   ======

--------------------------------------------------------------------------------

  Return on average capital employed for the twelve-month period ended June 30, 1998 was 11.4%, compared with 13.4% for the calendar year 1997. Return on average shareholders' equity was 15.1% for the twelve-month period ended June 30, 1998, compared with 17.0% for the calendar year 1997.

  Whenever external financing is needed, Mobil and its subsidiary companies have ready access to multiple capital markets, including significant bank credit lines.

  At June 30, 1998, Mobil had effective shelf registration statements on file with the SEC permitting the offer and sale of $1,815 million of debt securities. Shelf registrations allowing the issuance of U.S. $1,850 million of Euro-Medium-Term Notes and bonds having a principal amount of 30 billion Japanese yen were also in place.

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

  On May 15, 1998, a previously-reported proceeding, brought by the New Jersey Department of Environmental Protection (the "New Jersey DEP"), was settled. The New Jersey DEP had alleged, in an Administrative Order and Notice of Civil Penalty Assessment received by Mobil Oil Corporation on May 2, 1996, that the operations of Mobil Oil Corporation's Paulsboro, New Jersey refinery had violated various Clean Air Act requirements. The New Jersey DEP had sought a penalty of $153,000; the proceeding was settled by a payment of $90,000.

MOBIL                                   - 14 -

Legal Proceedings - concluded

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

Item 2.  Changes in Securities.
  None.

Item 3.  Defaults Upon Senior Securities.
  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

  At the Annual Meeting of the Shareholders of Mobil Corporation on May 14, 1998, the following matters were voted on:

  Shareholders elected five directors for three-year terms expiring at the Annual Meeting in 2001 and one director for the balance of a three-year term expiring at the Annual Meeting in 2000. The vote tabulation for individual directors was:

      Directors                   Shares For                 Shares Withheld
      ---------                   ----------                 ---------------
Lewis M. Branscomb                656,044,763                   9,515,505
Allen F. Jacobson                 655,828,320                   9,731,948
J. Richard Munro                  656,601,823                   8,958,445
Lucio A. Noto                     656,730,604                   8,829,664
Robert O. Swanson                 656,929,651                   8,630,617
Eugene A. Renna                   656,964,605                   8,595,663

  Shareholders approved and ratified the appointment of Ernst & Young LLP as the company's independent auditors by a vote of 660,164,055 for, 2,763,942 against, and 2,632,271 abstentions.

  A shareholder proposal to limit the authority of Mobil's Board of Directors to issue preferred stock was defeated with 329,794,421 votes against, 239,353,830 in favor and 13,738,386 votes abstained.

  A shareholder proposal calling for cumulative voting in the election of Mobil's Directors was defeated with 428,683,295 votes against, 135,909,213 votes in favor and 18,789,336 votes abstained.


MOBIL                                   - 15 -

Item 4.  Submission of Matters to a Vote of Security Holders. -- concluded

 A shareholder proposal calling for the Board of Directors to review and develop investment guidelines for country selection was defeated with 515,475,714 votes against, 37,406,109 votes in favor and 30,464,298 votes abstained.

  The text of the above proposals is incorporated by reference to Items 3, 4, and 5 of Mobil's definitive Proxy Statement dated March 23, 1998, filed with the SEC pursuant to Regulation 14A on March 23, 1998.

Item 5.  Other Information.

1999 Annual Meeting of Stockholders  --
Deadlines for Stockholders' Proposals and for Stockholders' Nominations of Directors


  The 1999 Annual Meeting of Stockholders will be held on May 13, 1999.

  Stockholders' proposals are eligible for consideration for inclusion in the proxy statement for the 1999 Annual Meeting pursuant to SEC Rule 14a-8 if such proposals are received by Mobil before the close of business on November 23, 1998.

  Notices of stockholders' proposals submitted outside the processes of SEC Rule 14a-8 will be considered untimely, pursuant to the advance notice requirement set forth in Article II, Section 1 of Mobil's By-Laws, unless such notices are delivered to or mailed and received by Mobil during the period beginning on February 12, 1999 and ending at the close of business on March 12, 1999.

  Notices of stockholders' intent to nominate persons for election as directors at the 1999 Annual Meeting will be considered untimely, pursuant to the advance notice requirement set forth in Article III, Section 1 of Mobil's By-Laws, unless such notices have been delivered to or mailed and received by Mobil not later than the close of business on February 12, 1999.

  The proposals and notices referred to above should be sent or given to the Corporate Secretary, Mobil Corporation, 3225, Gallows Road, Fairfax, Virginia 22037-0001. Copies of Mobil's By-Laws, which set forth additional requirements for notices of stockholders' proposals submitted outside the processes of SEC Rule 14a-8 and for stockholders' nominations of persons for election as directors at the 1999 Annual Meeting, may be obtained from the Corporate Secretary.

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

April 22, 1998     Submitted a copy of the Mobil News Release  issued April
                   22, 1998, reporting Mobil's estimated earnings for the first quarter of 1998.

July 22, 1998      Submitted a copy of the Mobil News Release issued July 22,
                   1998, reporting Mobil's estimated earnings for the second quarter of 1998.



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

DATE                                           August 13, 1998


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