Form 10-Q
period 1998-09-30
MOBIL CORP
filed 1998-11-12
CIK 67182

-----------------------------------------------------------------

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549-1004



                                 FORM 10-Q


                              QUARTERLY REPORT

                   PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998


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

  The number of shares outstanding of the registrant's common stock, all of which comprise a single class with a $1.00 par value, as of October 30, 1998, the latest practicable date, was 779,844,738.
  ------------------------------------------------------------

                          MOBIL CORPORATION

                              Form 10-Q
                           Quarterly Report
                          September 30, 1998

                           TABLE OF CONTENTS

 ----------------------------------------------------------------

   PART I - FINANCIAL INFORMATION                             Page

    Item 1.  Condensed Consolidated Financial Statements
               Consolidated Statement of Income for the
                 Three and Nine Months Ended
                 September 30, 1997 and 1998...................  1
               Consolidated Balance Sheet at December 31, 1997
                 and September 30, 1998 .......................  2
               Consolidated Statement of Cash Flows for the
                 Nine Months Ended September 30, 1997 and 1998.  3
               Notes to Condensed Consolidated Financial
                 Statements ...................................  4

    Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition ..........  6


   PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings ................................ 19
    Item 2.  Changes in Securities ............................ 20
    Item 3.  Defaults Upon Senior Securities .................. 20
    Item 4.  Submission of Matters to a Vote of Security
               Holders ........................................ 20
    Item 5.  Other Information ................................ 21
    Item 6.  Exhibits and Reports on Form 8-K ................. 21

   SIGNATURE .................................................. 22

   EXHIBIT INDEX .............................................. 23

    Exhibit 11.  Computation of Earnings per Common Share ..... 24
    Exhibit 12.  Computation of Ratio of Earnings to Fixed
                   Charges .................................... 26
   ----------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                                MOBIL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                     (In millions, except per-share amounts)

                                        For the Three Months|For the Nine Months
                                         Ended September 30,|Ended September 30,
                                        --------------------|------------------
                                                            |
                                                1997    1998|    1997    1998
                                           --------- -------|-------- -------
Revenues                                                    |
  Sales and services (a) ................... $15,950 $12,878| $48,257 $39,289
  Income from equity affiliates ............     143     204|     412     385
  Income from asset sales, interest                         |
    and other ..............................     304     404|     663     675
                                             ------- -------| ------- -------
                                                            |
    Total Revenues .........................  16,397  13,486|  49,332  40,349
                                             ------- -------| ------- -------
Costs and Expenses                                          |
  Crude oil, products and operating                         |
    supplies and expenses ..................  10,159   8,261|  31,158  24,738
  Exploration expenses .....................     105     185|     262     356
  Selling and general expenses .............   1,057     854|   2,999   2,727
  Depreciation, depletion and amortization .     590     633|   1,848   1,853
  Interest and debt discount expense .......     142     227|     331     350
  Taxes other than income taxes (a) ........   2,682   2,486|   7,794   7,217
  Income taxes .............................     770     331|   2,372   1,252
                                             ------- -------| ------- -------
    Total Costs and Expenses ...............  15,505  12,977|  46,764  38,493
                                             ------- -------| ------- -------
Net Income ................................. $   892 $   509| $ 2,568 $ 1,856
                                             ======= =======| ======= =======
                                                            |
Net Income Per Common Share ................ $  1.12 $  0.64| $  3.21 $  2.33
                                             ======= =======| ======= =======
  Assuming Dilution ........................ $  1.09 $  0.63| $  3.15 $  2.28
                                             ======= =======| ======= =======
Dividends Per Common Share ................. $  0.53 $  0.57| $  1.59 $  1.71
                                             ======= =======| ======= =======
                                                            |
                                                            |
                                                            |
--------------                                              |
                                                            |
(a) Includes excise and state gasoline                      |
      taxes of ............................. $ 1,486 $ 1,429| $ 4,432 $ 4,323

               The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

MOBIL                                   - 1 -

                                MOBIL CORPORATION
                            CONSOLIDATED BALANCE SHEET
                                  (In millions)

                                                             Dec. 31,  Sept. 30,
                                     ASSETS                     1997      1998
                                                             -------   -------
Current Assets
  Cash and cash equivalents ................................ $   820   $ 1,256
  Accounts and notes receivable ............................   5,952     5,249
  Inventories ..............................................   2,156     2,241
  Prepaid expenses and other current assets ................     623       789
  Deferred income taxes ....................................     171       252
                                                             -------   -------
    Total Current Assets ...................................   9,722     9,787

Investments and Long-Term Receivables ......................   8,479     8,242

Properties, Plants and Equipment ...........................  49,630    50,573
Less: Accumulated Depreciation, Depletion and Amortization .  25,074    25,667
                                                             -------   -------
Net Properties, Plants and Equipment .......................  24,556    24,906

Deferred Charges and Other Assets ..........................     802       762
                                                             -------   -------
    Total Assets ........................................... $43,559   $43,697
                                                             =======   =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term debt .......................................... $ 2,994   $ 4,104
  Accounts payable .........................................   4,418     3,555
  Accrued liabilities ......................................   2,794     2,828
  Income, excise, state gasoline and other taxes payable ...   1,906     2,092
  Deferred income taxes ....................................     309       269
                                                             -------   -------
    Total Current Liabilities ..............................  12,421    12,848

Long-Term Debt .............................................   3,670     3,957
Reserves for Employee Benefits .............................   1,745     1,787
Accrued Restoration, Removal and Environmental Costs .......   1,072     1,099
Deferred Credits and Other Noncurrent Obligations ..........   1,274     1,004
Deferred Income Taxes ......................................   3,535     3,526
Minority Interest in Subsidiary Companies ..................     381       396
                                                             -------   -------
    Total Liabilities ......................................  24,098    24,617
                                                             -------   -------
Shareholders' Equity
  Preferred stock (ESOP-related) -- shares issued and
    outstanding: 171,093 at December 31, 1997 and
    166,791 at September 30, 1998 ..........................     665       648
  Unearned employee compensation and benefit plan trust ....    (329)     (678)
  Common stock -- $1.00 par value; shares authorized:
    1,200,000,000; shares issued: 894,308,872 at
    December 31, 1997 and 896,866,909 at September 30, 1998.     894       897
  Capital surplus ..........................................   1,549     1,617
  Earnings retained in the business ........................  20,661    21,142
  Cumulative foreign exchange translation adjustment .......    (821)     (920)
  Common stock held in treasury, at cost -- shares:
    110,945,100 at December 31, 1997 and 117,414,000 at
    September 30, 1998 .....................................  (3,158)   (3,626)
                                                             -------   -------
    Total Shareholders' Equity .............................  19,461    19,080
                                                             -------   -------
Total Liabilities and Shareholders' Equity ................. $43,559   $43,697
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

                             MOBIL CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In millions)

                                                            For the Nine Months
                                                            Ended September 30,
                                                           -------------------

                                                              1997        1998
                                                           -------     -------
Cash Flows from Operating Activities
  Net Income .........................................     $ 2,568     $ 1,856
  Adjustments to reconcile to net cash from
    operating activities:
      Depreciation, depletion and amortization .......       1,848       1,853
      Deferred income taxes ..........................         313        (141)
      Earnings (greater) less than distributions from
        equity affiliates ............................        (104)         98
      Exploration expenses (includes noncash
        charges:  1997-$17; 1998-$18) ................         262         356
      Gain on sales of properties, plants and
        equipment and other assets ...................        (289)       (179)
      Increase in working capital items ..............         (19)       (139)
      Other, net .....................................         249         (49)
                                                           -------     -------
Net Cash from Operating Activities ...................       4,828       3,655
                                                           -------     -------
Cash Flows from Investing Activities
  Capital and exploration expenditures ...............      (2,957)     (3,206)
  Proceeds from sales of properties, plants and
    equipment and other assets .......................         622         705
  Payments attributable to investments and
    long-term receivables ............................        (414)       (381)
                                                           -------     -------
Net Cash Used in Investing Activities ................      (2,749)     (2,882)
                                                           -------     -------
Cash Flows from Financing Activities
  Cash dividends .....................................      (1,290)     (1,375)
  Proceeds from borrowings having original
    terms greater than three months ..................         804         961
  Repayments of borrowings having original
    terms greater than three months ..................      (1,693)       (821)
  Increase in other borrowings .......................         608       1,286
  Increase in minority interest  .....................          66          24
  Proceeds from issuance of common stock .............          66          71
  Purchase of common stock for treasury ..............        (363)       (468)
                                                           -------     -------
Net Cash Used in Financing Activities ................      (1,802)       (322)
                                                           -------     -------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents ...................................         (21)        (15)
                                                           -------     -------
Net Increase in Cash and Cash Equivalents ............         256         436
Cash and Cash Equivalents - Beginning of Period ......         808         820
                                                           -------     -------
Cash and Cash Equivalents - End of Period ............     $ 1,064     $ 1,256
                                                           =======     =======


-------------------------------------------------------------------------------

 Memo:

 Net cash from operating activities ..................     $ 4,828     $ 3,655
 Net cash used in investing activities ...............      (2,749)     (2,882)
 Cash dividends ......................................      (1,290)     (1,375)
                                                           -------     -------
 Excess/(Shortfall) of cash from operating activities
   over investing activities and dividends ...........     $   789     $(  602)
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

2.  Changes In Nonowner Equity

  Beginning in the first quarter of 1998, compliance with FAS 130, Reporting Comprehensive Income was required. In accordance with the requirements of this standard, the components of changes in nonowner equity, net of related tax for the three months and nine months ended September 30, 1997 and 1998, are as follows:
--------------------------------------------------------------------------------

(In millions)                                    Three Months  |    Nine Months
                                                Ended Sept.30, |  Ended Sept.30,
                                                --------------    --------------
                                                 1997    1998  |   1997    1998
                                               ------  ------  | ------  ------
 Net Income ...................................$  892  $  509  | $2,568  $1,856
 Foreign currency translation adjustments .....  (321)     74  |   (526)    (99)
                                                -----   -----  |  -----   -----
 Changes in nonowner equity ...................$  571  $  583  | $2,042  $1,757
                                                =====   =====  |  =====   =====
   -----------------------------------------------------------------------------


MOBIL                               - 4 -

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


     ----------------------------------------------------------------------
      (In millions)                                    For the Nine Months
                                                       Ended September 30,
                                                      --------------------
                                                          1997      1998
      Changes in Working Capital Items
      (Increases)/decreases

       Accounts and notes receivable .................   $ 796   $   674
       Inventories ...................................    (102)     (183)
       Prepaid expenses and other current assets .....    (180)     (176)
       Accounts payable ..............................    (328)     (741)
       Accrued liabilities ...........................      43        88
       Income, excise, state gasoline and
         other taxes payable .........................    (248)      199
                                                         -----   --------
       Increase in working capital items .............   $ (19)  $  (139)
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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS
 -------------------------------------------------------------------------------

   REPORTED EARNINGS                    Third Quarter   | First Nine Months
      (In millions)
                                   ______________ Incr./|_______________ Incr./
                                                 (Decr.)|               (Decr.)
                                     1997   1998        |  1997    1998
                                     ----   ----  -----    ----    ----  ------
  Petroleum Operations                                  |
    E&P - United States ........... $ 160  $   9  $(151)|$  511  $  133  $ (378)
        - International ...........   313    147   (166)| 1,114     648    (466)
                                    -----  -----  ----- |------  ------  ------
    Total E&P .....................   473    156   (317)| 1,625     781    (844)
                                    -----  -----  ----- |------  ------  ------
    M&R - United States ...........   230    179   ( 51)|   382     459      77
        - International ...........   116    183     67 |   496     622     126
                                    -----  -----  ----- |------  ------  ------
    Total M&R .....................   346    362     16 |   878   1,081     203
                                    -----  -----  ----- |------  ------  ------
  Total Petroleum .................   819    518   (301)| 2,503   1,862    (641)
                                                        |
  Chemical ........................   155     41   (114)|   331     166    (165)
  Corporate and Financing (a)......   (82)   (50)    32 |  (266)   (172)     94
                                    -----  -----  ----- |------  ------  ------
  Net Income ...................... $ 892  $ 509  $(383)|$2,568  $1,856  $ (712)
                                    =====  =====  ===== |======  ======  ======
 -------------------------------------------------------------------------------

   OPERATING EARNINGS                   Third Quarter   | First Nine Months
     (Adjusted for Special Items)  ______________ Incr./|________________ Incr./
        (In millions)                            (Decr.)|                (Decr.)
                                     1997   1998        |  1997    1998
                                     ----   ----  -----    ----    ----  ------
  Petroleum Operations                                  |
    E&P - United States ........... $ 123  $  38  $ (85)|$  474  $  162  $ (312)
        - International ...........   317     92   (225)| 1,118     593    (525)
                                    -----  -----  ----- |------  ------  ------
    Total E&P .....................   440    130   (310)| 1,592     755    (837)
                                    -----  -----  ----- |------  ------  ------
    M&R - United States ...........   340    179   ( 61)|   392     459      67
        - International ...........   209    197   ( 12)|   627     659      32
                                    -----  -----  ----- |------  ------  ------
    Total M&R .....................   449    376   ( 73)| 1,019   1,118      99
                                    -----  -----  ----- |------  ------  ------
  Total Petroleum .................   889    506   (383)| 2,611   1,873    (738)
                                                        |
  Chemical ........................   102     41    (61)|   278     166    (112)
  Corporate and Financing (a)......   (84)   (50)    34 |  (268)   (172)     96
                                    -----  -----  ----- |------  ------  ------
  Income Excluding Special Items...   907    497   (410)| 2,624   1,867    (754)
  Special Items (table on page 7) .   (15)    12     27 |   (53)    (11)     42
                                    -----  -----  ----- |------  ------  ------
  Net Income ...................... $ 892  $ 509  $(383)|$2,568  $1,856  $ (712)
                                    =====  =====  ===== |======  ======  ======
 -------------------------------------------------------------------------------

 (a) Corporate and Financing includes corporate administrative expenses, net financing expense and other items.

MOBIL                               - 6 -

_______________________________________________________________________________
SPECIAL    ITEMS                         Third Quarter   |  First Nine Months
    (In millions)                                        |
                                          1997    1998   |    1997     1998
                                          ----    ----        ----     ----
                                                         |
    Asset Sales........................  $ 140   $  55   |   $ 140    $  55
    Restructurings ....................  $ (72)  $ (14)  |   $(110)   $ (37)
    Federal Royalty Settlement ........      -   $ (29)  |       -    $ (29)
    Employee Performance Award ........  $ (50)      -   |   $ (50)       -
    Litigation ........................  $ (33)      -   |   $ (33)       -
                                         -----   -----   |   -----    -----
    Total Special Items ...............  $ (15)  $  12   |   $ (53)   $ (11)
                                         =====   =====       =====    =====


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

  REVENUES BY SEGMENT              Third Quarter         |    First Nine Months
    (In millions)                               Incr./   |               Incr./
                                               (Decr.)   |              (Decr.)
                                  1997     1998    %     |    1997    1998     %
                                  ----     ---- -----         ----    ----  ----
                                                         |
 Exploration & Producing ...   $ 1,664  $ 1,194  (28)    | $ 5,490 $ 4,237  (23)
 Marketing & Refining ......    13,762   11,480  (17)    |  41,156  33,877  (18)
 Chemical ..................       868      589  (32)    |   2,465   1,945  (21)
 Other .....................       103      223  117     |     221     290   31
                               -------  -------          | ------- -------
   Total Revenues ..........   $16,397  $13,486  (18)    | $49,332 $40,349  (18)
                               =======  =======          | ======= =======

--------------------------------------------------------------------------------
CONSOLIDATED RESULTS OVERVIEW

THIRD QUARTER 1998 COMPARED WITH THIRD QUARTER 1997

  Consolidated third quarter net income was $509 million, a decrease of $383 million from the $892 million reported for the third quarter of 1997. Earnings per common share, assuming dilution, for the third quarter of 1998 were $0.63, compared with $1.09 for the third quarter of 1997. This year's third quarter net income included a net special benefit of $12 million, as the gain on a European upstream asset sale was largely offset by charges related to a U.S. Federal royalty settlement and on-going implementation expenses associated with the Mobil-British Petroleum (BP) downstream alliance in Europe. Excluding special items from both periods, third quarter 1998 operating earnings of $497 million decreased $410 million, or 45%.

  Virtually all of Mobil's businesses experienced sharp declines in industry fundamentals in this year's third quarter. Crude oil prices were down about $6 per barrel and natural gas prices trended lower, particularly for LNG; U.S. downstream margins were off and Asia Pacific downstream margins continued to be under pressure; petrochemical margins also weakened considerably. Mobil's self-help programs to reduce costs, grow volumes and improve performance contributed about $55 million, lessening the adverse impact of the weak fundamentals.

  In the Upstream, lower worldwide crude oil and natural gas prices impacted earnings by about $250 million. Additionally, Mobil's third quarter production was almost 2% below last year, as increased volumes from Canada, Kazakhstan, Equatorial Guinea, and new volumes from the Nigerian Oso NGL project were more than offset by cutbacks in OPEC quotas, which primarily impacted Mobil's Nigerian operations; the effects of scheduled maintenance in Mobil's European operations; and the impact of storms on U.S. Gulf of Mexico production.

MOBIL                               - 7 -

  Also, in line with the planned 1998 investment program, exploration expense was higher in the third quarter, following Mobil's typical pattern of increased exploration spending in the second half of the year. This year's third quarter saw higher spending versus the comparable period last year due to increased drilling and seismic activity in the U.S., as well as in Mobil's New Ventures areas.

  In the Downstream, trade sales growth in the U.S. continued. Also, refinery performance was strong despite a scheduled turnaround at Joliet. Benefits from the BP downstream alliance and stronger margins generated improved European earnings versus last year. In Asia Pacific downstream, initiatives programs helped cushion the unfavorable earnings impact of lower margins resulting from the economic downturn in the region. Worldwide lube earnings were higher, benefiting from improved margins due to lower feedstock costs and ongoing initiatives.

  In Chemical, earnings were down significantly reflecting lower polyethylene and paraxylene margins.

  Worldwide revenues in the third quarter of 1998 of $12,878 million were $3,072 million lower than revenues in the third quarter of 1997, reflecting the effects of significantly lower worldwide average crude oil and average natural gas prices, and lower petroleum product prices. Petrochemical prices were also lower. These decreases were somewhat offset by the effects of higher overall worldwide sales volumes.

  Crude oil, products and operating supplies and expenses decreased by $1,898 million to $8,261 million, primarily due to significantly lower worldwide crude oil and petroleum product prices, slightly offset by higher volume-related expenses. Exploration expenses were higher, in line with the planned 1998 spending program. Selling and general expenses decreased $203 million to $854 million, due to benefits from cost reduction initiatives. Taxes other than income taxes decreased $196 million to $2,486 million, mainly due to the effects of lower hydrocarbon and product sales prices. Income tax expense decreased $439 million to $331 million, due to a lower level of pre-tax income and a shift in earnings from upstream to downstream operations that have a lower effective tax rate. Additionally, as crude prices decline, taxes associated with our fixed margin production decline both in total and as a percent of pre-tax income.

FIRST NINE MONTHS 1998 COMPARED WITH FIRST NINE MONTHS 1997

  Mobil's first nine months 1998 net income was $1,856 million, compared with $2,568 million for the same period of 1997. This year's results included net special charges of $11 million with gains on asset sales more than offset by the U.S. Federal royalty settlement and expenses related to implementation of the Mobil-BP European alliance. First nine months 1997 net income included special charges of $53 million, reflecting various restructuring charges, certain net litigation charges and an accrual for a one-time performance award to employees, partly offset by gains on various asset sales.

MOBIL                               - 8 -

  Excluding special items, first nine months operating earnings of $1,867 million were down $754 million, or 29%, from the comparable period of 1997. The decline was primarily due to the significant drop in worldwide crude oil and natural gas prices, lower downstream margins in Asia-Pacific, and lower petrochemical margins, partly offset by stronger downstream margins in Europe and benefits from self-help initiatives.

  Nine month 1998 revenues of $39,289 million were $8,968 million lower than revenues in the same period of 1997, primarily due to the effects of lower average worldwide crude oil, natural gas and petroleum product prices. Petrochemical prices were also lower. These decreases were partly offset by the effects of higher overall sales volumes.

  Crude oil, products and operating supplies and expenses decreased in the first nine months of 1998 by $6,420 million to $24,738 million, primarily due to lower worldwide average crude oil and petroleum product prices, slightly offset by higher volume-related expenses. Selling and general expenses decreased $272 million to $2,727 million, primarily due to expense reductions associated with cost saving initiatives, partly offset by growth-related expenses in new venture areas. Taxes other than income taxes decreased $577 million to $7,217 million, due to the impact of lower average hydrocarbon and product sales prices. Income tax expense decreased $1,120 million from 1997 due to a lower level of pre-tax income and a shift in earnings from upstream to downstream operations that have a lower effective tax rate. Additionally, as crude prices decline, taxes associated with our fixed margin production decline both in total and as a percent of pre-tax income.





MOBIL                               - 9 -

Exploration and Producing
--------------------------------------------------------------------------------
Exploration and Producing
  Selected Operating Data             Third Quarter         First Nine Months
                                           Incr./(Decr.)          Incr./(Decr.)
                                           -------------         --------------
                                 1997   1998   Vol.  %    1997   1998   Vol.  %
                                 ----   ----  ---- -----  ----   ---- ----- ---
Net Crude Oil and NGL                                  |
  Production (TBD)   - U.S. ..    246    236   (10) (4)|   243    239   ( 4) (2)
                     - Intl. .    692    685   ( 7) (1)|   673    681     8   1
                                -----  ----- -----     | -----  ----- -----
    Total ....................    938    921   (17) (2)|   916    920     4   -
                                =====  ===== =====     | =====  ===== =====
Net Natural Gas                                        |
  Production (MMCFD) - U.S. ..  1,124  1,091   (33) (3)| 1,156  1,111   (45) (4)
                     - Intl.(a) 3,092  3,035   (57) (2)| 3,364  3,226  (138) (4)
                                -----  ----- -----     | -----  ----- -----
    Total ....................  4,216  4,126   (90) (2)| 4,520  4,337  (183) (4)
                                =====  ===== =====     | =====  ===== =====
TOTAL NET PRODUCTION (TBDOE)..  1,702  1,669   (33) (2)| 1,735  1,706   (29) (2)
                                =====  ===== =====     | =====  ===== =====
-------------------------------------------------------------------------------
(a) Year-to-date production reflects a downward restatement of production in Indonesia in the first quarter of 1998.

THIRD QUARTER 1998 COMPARED WITH THIRD QUARTER 1997

  Exploration and Producing net income of $156 million was $317 million lower than in the third quarter of last year.

  In the United States, net income was $9 million, down $151 million from last year due primarily to lower crude oil and natural gas prices. This year's results included a special charge of $29 million for a U.S. Federal royalty settlement. Last year's results for the same period included a net special benefit of $37 million as gains from assets sales more than offset litigation charges and an accrual for a one-time performance award to employees. The unfavorable impacts of lower production of 16 TBDOE, approximately half of which was the result of storms in the Gulf of Mexico, and higher exploration expenses, were offset by self-help initiatives.

  International net income of $147 million was $166 million lower than in 1997, due mainly to a significant decline in crude oil and natural gas prices and higher exploration expense. This year's results included a special benefit of $55 million for a European asset sale. Third quarter, 1997 results included a special charge of $4 million for a one-time performance award to employees.
Volumes were down slightly as increases in Canada, Equatorial Guinea and Kazakhstan were more than offset by reductions due to OPEC production constraints, mainly in Nigeria; the effects of scheduled maintenance programs in Europe; natural field declines in Europe and Australia; slightly lower Indonesian LNG sales; and non-core asset sales in Australia.

FIRST NINE MONTHS 1998 COMPARED WITH FIRST NINE MONTHS 1997

  Exploration and Producing net income of $781 million was $844 million lower than last year. The decrease was mainly due to lower crude oil and natural gas prices. The effects of higher liquids volumes in Canada, Equatorial Guinea and Australia were more than offset by the effects of OPEC constraints, and the deferral of LNG cargoes from Indonesia. Additionally, U.S. natural gas production was lower, reflecting some operational problems earlier in the year, non-core asset sales and natural field declines. Growth-related expenses were somewhat higher in new venture areas.

MOBIL                               - 10 -

Marketing and Refining

  Marketing and Refining            Third Quarter           First Nine Months
   Selected Operating Data                  Incr./(Decr.)          Incr./(Decr.)
                                  1997    1998  Vol.  %    1997   1998  Vol.  %
                                 -----   -----  ---  --   -----  -----  ---  --
  Petroleum Product
    Sales (TBD)(a)- U.S. ......  1,467   1,486   19   1 | 1,424  1,434   10   -
                  - Intl.(b) ..  1,966   2,001   35   2 | 1,910  1,960   50   3
                                 -----   -----  ---     | -----  -----  ---
       Total ..................  3,433   3,487   54   2 | 3,334  3,394   60   2
                                 =====   =====  ===     | =====  =====  ===
                                                        |
  Refinery Runs (TBD)                                   |
                  - U.S. ......  1,009     869 (140)(14)|   950    903  (47) (5)
                  - Intl.(b)(c)  1,294   1,244 ( 30)( 2)| 1,221  1,259   38   3
                                 -----   -----  ---     | -----  -----  ---
       Total ..................  2,303   2,113 (170)( 7)| 2,171  2,162  ( 9)  -
                                 =====   =====  ===     | =====  =====  ===

  (a) Includes supply/other sales
  (b) Includes Mobil's share for the European alliance with BP.
  (c) Third quarter, 1997 reflects a downward restatement
--------------------------------------------------------------------------------

THIRD QUARTER 1998 COMPARED WITH THIRD QUARTER 1997

  Marketing and Refining net income was $362 million in the third quarter of 1998 versus last year's net income of $346 million. This quarter's net income included special charges of $14 million for implementation costs for the Mobil-BP European alliance, while last year's net income included $103 million for restructuring in Europe and Japan and a one-time performance award to employees. Excluding special charges from both periods, operating earnings of $376 million were $73 million lower than last year.

  Net income in the United States was $179 million, $51 million below last year. The unfavorable impact of lower industry margins, a scheduled turnaround at the Joliet refinery and decreased refining volumes reflecting the formation of the Chalmette refinery joint venture with a subsidiary of Venezuela's PDVSA late last year were partially offset by the effects of increased trade sales performance.

  International net income of $183 million was $67 million higher than in 1997. In Europe, earnings benefited from stronger integrated margins and initiatives related to the Mobil-BP alliance. Earnings were lower in Asia Pacific as the deterioration in both refining and marketing margins as well as unscheduled downtime at the Adelaide, Australia refinery were only partially offset by performance initiatives in the region, including sales volume growth. Other international downstream earnings were favorably impacted by performance improvements, including higher product sales in Africa and South America.

FIRST NINE MONTHS 1998 COMPARED WITH FIRST NINE MONTHS 1997

  Marketing and Refining net income was $1,081 million for the first nine months of 1998 compared with net income of $878 million last year. Excluding $37 million of special charges this year for implementation costs related to the Mobil-BP alliance and $141 million of special charges last year for implementation costs related to the Mobil-BP alliance, restructuring in Japan and a one-time performance award to employees, operating earnings of $1,118 million were $99 million higher than last year. Earnings were higher due to the

MOBIL                               - 11 -

Marketing and Refining -- concluded

effects of various restructuring initiatives, mostly in Asia-Pacific, higher product sales volumes, strong refinery performance and benefits from the Mobil-BP European alliance. Additionally, there were higher margins in the U.S.
and Europe, partly offset by lower margins in Asia-Pacific.


Chemical

THIRD QUARTER AND FIRST NINE MONTH COMPARISONS OF 1998 WITH 1997

  Chemical income of $41 million in this year's third quarter was $61 million lower than in the same period last year. In the first nine months of 1998, Chemical income was $166 million compared with $331 million in the same period last year. The decrease in both periods reflects significantly lower polyethylene and paraxylene margins.

Corporate and Financing

THIRD QUARTER AND FIRST NINE MONTH COMPARISONS OF 1998 WITH 1997

  Corporate and Financing expense was $50 million in the third quarter of 1998 compared with $82 million in the same period last year. For the first nine months of 1998, Corporate and Financing expense was $172 million, $94 million lower than last year. Decreases in both periods reflect the timing of expenses and certain one-time favorable items.

ACCOUNTING STANDARDS

  In September 1998, Financial Accounting Standard (FAS) 133, Accounting for Derivative Instruments and Hedging Activities, was issued. Adoption of this standard is required in the first quarter of 2000. FAS 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of risk exposure. Mobil is currently reviewing the expected impact of FAS 133, which will depend on the derivatives outstanding when it is adopted and is not expected to be significant.

DISCUSSION OF FINANCIAL CONDITION

  Total current assets as of September 30, 1998 were $9,787 million, an increase of $65 million from December 31, 1997. Accounts and notes receivable decreased $703 million to $5,249 million, primarily due to the effects of lower average crude oil, natural gas, petroleum products and petrochemical prices. This decrease was partly offset by a higher level of Cash and cash equivalents. Additionally, Prepaid expenses and other current assets were up due to the timing of certain payments.

  Total debt of Mobil and its subsidiaries was $8,061 million, $1,397 million higher than year-end 1997, reflecting reduced earnings and higher working capital requirements. The debt-to-capitalization ratio was 29% at September 30, 1998, up from 25% at year-end 1997.

  During the first nine months of 1998, net cash generated from operating activities was $3,655 million, $602 million less than the cash requirements for investing activities and dividends. Refer to the table at the bottom of page 3.

MOBIL                               - 12 -

  Accounts payable decreased $863 million primarily due to lower purchase prices for crude oil and petroleum products.

  Income, excise, state gasoline and other taxes payable increased $186 million mainly due to the timing of certain tax payments partly offset by the effects of lower average sales prices for hydrocarbons and petroleum products.

  Shareholders' equity declined $381 million during the first nine months of 1998 primarily due to an increase of 6,468,900 shares of common stock held in the treasury that were purchased on the open market under plans to offset the dilutive effects of stock options and to implement a Board approved supplemental share buyback program ($468 million) as well as the classification with unearned employee compensation of a benefit plan trust holding 7,383,110 shares of common stock ($377 million). These changes were partly offset by an increase of $481 million in earnings retained in the business.

  Total investment spending for the third quarter of 1998 was $1,433 million, an increase of $288 million from the comparable  period  last  year.  For the first  nine  months of 1998,  worldwide investment spending was $3,793 million, compared with $3,437 million for the year-earlier period.
--------------------------------------------------------------------------------

INVESTMENT SPENDING
 (In millions)                           Third Quarter       First Nine Months

 Capital and Exploration Expenditures      1997    1998          1997     1998
                                          -----   -----         -----    -----
 Petroleum Operations                                       |
   Exploration & Producing  - U.S. ....  $  117  $   89     |  $  325   $  361
                            - Intl. ...     714     793     |   1,809    2,059
   Marketing & Refining     - U.S. ....      72      95     |     224      258
                            - Intl. ...     107      85     |     351      198
 Chemical .............................      86      92     |     210      188
 Other ................................       7      44     |      38      142
                                         ------  ------     |  ------   ------
     Total Capital and Exploration                          |
       Expenditures ...................  $1,103  $1,198     |  $2,957   $3,206
                                         ------  ------     |  ------   ------
 Cash Investments in Equity Companies .      42     235     |     480      587
                                         ------  ------     |  ------   ------
 Total Investment Spending               $1,145  $1,433     |  $3,437   $3,793
                                         ======  ======     |  ======   ======
------------------------------                              |
 Memo:                                                      |
 Exploration Expenses charged                               |
   to income, included above                                |
                            - U.S. ....  $   12  $   44     |  $   28   $   93
                            - Intl. ...      93     141     |     234      263
                                         ------  ------     |  ------   ------
     Total Exploration Expenses .......  $  105  $  185     |  $  262   $  356
                                         ======  ======     |  ======   ======

--------------------------------------------------------------------------------

  Return on average capital employed for the twelve-month period ended September 30, 1998 was 10.6%, compared with 13.4% for the calendar year 1997. Return on average shareholders' equity was 13.3% for the twelve-month period ended September 30, 1998, compared with 17.0% for the calendar year 1997.

  Whenever external financing is needed, Mobil and its subsidiary companies have ready access to multiple capital markets, including significant bank credit lines.

MOBIL                               - 13 -

DISCUSSION OF FINANCIAL CONDITION - concluded

  At September 30, 1998, Mobil had effective shelf registration statements on file with the SEC permitting the offer and sale of $1,815 million of debt securities. Shelf registrations allowing the issuance of U.S. $1,520 million of Euro-Medium-Term Notes and bonds having a principal amount of 30 billion Japanese yen were also in place.


Current Developments

    On July 15, 1998, the two-month extension granted by Perupetro for the continued appraisal of the Camisea gas fields expired without agreement being reached on issues related to the introduction of gas into the Peruvian market. Mobil and its partner are currently evaluating their options to re-enter negotiations with the government. In the event that Mobil does not go forward, it would charge income approximately $125 million for the write-off of assets and the recognition of exit costs.

  Mobil has undertaken a review of the impact that the low worldwide crude oil and natural gas prices may have on the recoverability of inventories and properties, plants and equipment. This review may result in a non-cash write-down of some of these assets in the fourth quarter of 1998. Such write-down, if required, will not impact liquidity.


The Euro
  On January 1, 1999, eleven European countries will establish fixed conversion rates between their existing sovereign currencies ("legacy currencies") and adopt the euro as their common legal currency. The euro and the legacy currencies will each be legal tender for transactions beginning on January 1, 1999. Beginning January 1, 2002, the participating countries will issue euro-denominated bills and coins and by July 1, 2002 each will withdraw its sovereign currency and transactions thereafter will be conducted solely in euros.

  Earlier this year, Mobil conducted an assessment of the euro's impact on Mobil's pan-European fuels and lubricants alliance with BP as well as other Mobil business conducted in Europe and/or transacted in legacy currencies. The assessment addressed such issues as providing customer assistance, handling customer transactions in euro and legacy currencies, and modifying systems to support transactions in euros. As a result of the assessment, plans to mitigate the impact of the euro's introduction were developed, including plans for: internal and external communications; training; and systems and process redevelopments based on evolving business practices of customers, vendors, employees, banks and public and government institutions. Steps are now being taken to implement these plans.

  Based upon Mobil's assessment of the impact of the euro on Mobil and the steps Mobil is taking to deal with this impact, Mobil does not expect that the introduction of the euro will have a significant negative impact on Mobil's operations, results of operation, liquidity and/or financial condition. Mobil estimates that approximately $30 million after-tax will be spent on euro-related conversion processes from 1998 through 2002. These costs are being funded with cash flows from operations.


MOBIL                               - 14 -

The Euro - concluded

  The foregoing discussion about the euro includes several forward-looking statements, which are based on Mobil's best assumptions and estimates as of the date hereof. These include, without limitation, statements concerning Mobil's expectations as to the impact of the euro on Mobil and Mobil's estimate of the cost of converting to the euro. Actual results, however, could differ materially from those expressed in such forward-looking statements for a number of reasons, including without limitation, the following: changes in the form of, and/or the timetable for or regulatory details relating to the introduction of, the euro from what Mobil has assumed; Mobil's inability to implement in a timely manner its plans for dealing with the impact of the euro; and the inability or failure of third parties with whom Mobil has significant euro-based relationships to convert to the euro on a timely basis.


Year 2000

Project
  Mobil is engaged in a company-wide effort (Project) to address the issues that are likely to arise if computer programs and embedded computer chips are unable to properly recognize dates in and after the year 2000. The Project is focused on three main areas: the information technology (IT) systems in Mobil's computers and computer software, including those that are linked to the systems of third parties; the non-IT systems embedded in equipment that controls or monitors Mobil's operating assets such as refineries, production facilities, pipelines and marine vessels; and Mobil's business relationships with third parties such as suppliers, customers, joint-venture companies and governments (referred to herein as external agents). The thrust of the Project is to address those of Mobil's IT systems, non-IT systems and relationships with external agents which Mobil judges to be materially important to Mobil. These systems or relationships, referred to herein as materially important, are those whose failure for year 2000 reasons would likely: put the safety of individuals at risk; lead to damage to property or the environment; put in jeopardy the value of Mobil's name or intellectual property; or trigger a significant adverse consequence to Mobil's financial performance or condition.

  Project work dealing with IT systems and Project work dealing with non-IT systems has the following three phases: (1) inventory and assessment:
inventorying all of Mobil's systems (including those that are linked to third parties), identifying those of Mobil's systems that are not year 2000 compliant, and making judgments as to which of Mobil's systems (both compliant and non-compliant) would likely be materially important; (2) strategy and planning: developing strategies and plans for (a) remediating, upgrading or replacing all non-compliant systems (except those whose failure would, in Mobil's judgment, have an insignificant impact on Mobil's operations) and (b) testing all systems judged to be materially important, and estimating the costs of implementing these strategies and executing these plans; and (3) execution: implementing the strategies and executing the plans.

  Project work dealing with relationships with external agents has the following three phases: (1) inventory and assessment: inventorying Mobil's relationships with external agents and making judgments as to which of those relationships would likely be materially important; (2) communication and evaluation:
sending letters and questionnaires to those external agents whose


MOBIL                               - 15 -
relationships are judged to be materially important to elicit information about the plans and actions of those external agents to achieve timely year 2000 readiness, and evaluating the information so obtained; and (3) follow up: contacting external agents with whom Mobil has already communicated to obtain further assurance that such external agents will achieve timely year 2000 readiness.

  Additional Project work, discussed below, involves identifying scenarios involving failures for year 2000 reasons of materially important IT and non-IT systems or materially important relationships with external agents and developing contingency plans for mitigating the impact of such failures.

  The inventory and assessment and the strategy and planning phases of the work dealing with IT systems are complete. The execution phase of this work involves both application and infrastructure repair and systems upgrades and replacements. Application and infrastructure repair involves: the remediation and testing of non-compliant code; the remediation, replacement and testing of computing infrastructure and telecommunications devices; and the upgrading and testing of end user applications. The application and infrastructure repair work, which is being performed by both Mobil personnel and third parties with extensive experience in resolving year 2000 issues, is expected to be completed by June 30, 1999, and Mobil estimates that approximately 68% of the projects comprising this work had been completed as of September 30, 1998. The systems upgrade and replacement work consists of the implementation of a major integrated enterprise software system in North America (which would have been implemented regardless of year 2000 considerations) and numerous other systems. All of this work is expected to be essentially completed by June 30, 1999. Based on calculations that reflect successful attainment of milestones, Mobil estimates that approximately 61% of the major integrated enterprise software system implementation project had been completed as of September 30, 1998. Mobil estimates that approximately 43% of the projects comprising the work to upgrade and replace other systems had been completed as of September 30, 1998.

  The inventory and assessment phase of the work dealing with non-IT systems is essentially complete. The strategy and planning phase of this work is expected to be completed by March 31, 1999, and Mobil estimates that it was approximately 72% complete as of September 30, 1998. The execution phase of this work, much of which is being performed by the vendors of the products involved, is expected to be completed by June 30, 1999, and Mobil estimates that approximately 7% of the projects comprising this work had been completed as of September 30, 1998.

  The inventory and assessment phase of the work dealing with relationships with external agents is essentially complete. The communication and evaluation phase of this work is expected to be completed by March 31, 1999, and Mobil estimates that approximately 65% of the suppliers whose relationships Mobil judges to be materially important had been contacted and had responded as of September 30, 1998. The follow-up phase of this work will be undertaken on a continuous, ongoing basis through the end of 1999, and consequently Mobil does not believe that it would be meaningful to provide an estimate of the percentage of such work that has been completed as of a particular date.

MOBIL                               - 16 -

Cost
  The costs associated with the Project (all on a pre-tax basis) are being spent over a three-year period. There are two categories of these costs: (1) costs that are being incurred solely to achieve year 2000 compliance and (2) costs that are being incurred to install new systems that improve business functionality and in many cases concurrently provide year 2000 compliance. Mobil estimates that the costs to be incurred solely to achieve year 2000 compliance will total approximately $200 million, of which the costs of dealing with IT systems are expected to be about $178 million and the costs of dealing with non-IT systems are expected to be about $22 million (the costs of dealing with relationships with external agents are expected to be minimal). As of September 30, 1998, about $89 million of the total costs estimated to be incurred solely to achieve year 2000 compliance had been expended. Mobil estimates that the costs to be incurred for new systems that improve business functionality and in many cases concurrently provide year 2000 compliance will total approximately $290 million, and as of September 30, 1998, about $154 million of these costs had been expended.

  All Project costs are being funded with cash flows from operations. The $200 million which Mobil estimates will be expended solely to achieve year 2000 compliance represents less than 15% of Mobil's estimated total IT budget for the period covered by the Project. This entire amount is being expensed as it is incurred. Of the $290 million which Mobil estimates will be expended on new systems that improve business functionality and in many cases concurrently provide year 2000 compliance, approximately $110 million is being expensed as it is incurred and approximately $180 million is being capitalized.

  As a result of the Project, certain IT projects to improve business functionality have been reprioritized and accelerated while other such IT projects have been deferred. As a consequence, expenditures during the period covered by the Project on IT systems that will improve business functionality will actually be greater than the expenditures that would have been made on such systems had there been no Project. Accordingly, the deferral of IT work due to the Project will not have a material adverse effect on Mobil's results of operations or financial condition.

Risks and Contingency Plans
  The failure or failures for year 2000 reasons of materially important systems or relationships with external agents could have a material adverse effect on Mobil's results of operations, liquidity and/or financial condition. For example, if, for year 2000 reasons, a utility company were to be unable to supply electricity to a Mobil refinery for an extended period, the refinery would have to be shut down for that period, which could result in substantial losses of production, sales and income. Mobil believes that the Project work described above dealing with materially important IT systems and non-IT systems will, when completed, serve to reduce very substantially the risk that such systems will fail for year 2000 reasons. Mobil has no way of ensuring, however, that external agents whose relationships with Mobil are judged to be materially important (e.g., utilities, telecommunications providers and transportation providers) will be timely year 2000 compliant.


MOBIL                               - 17 -

  To minimize the risks associated with the year 2000 issue, Mobil has begun work (1) to identify scenarios involving possible failures for year 2000 reasons of materially important systems and relationships with external agents and (2) to develop contingency plans for mitigating the impact of these scenarios. A key aspect of this work will be to determine the most reasonably likely worst-case scenarios, since the development of contingency plans for mitigating the impact of these will have the highest priority. At this time, Mobil has not yet identified specific most reasonably likely worst-case scenarios. Mobil believes, however, that these scenarios will likely involve the failure for year 2000 reasons of one or more materially important relationships with external agents. Work on identifying scenarios involving failures for year 2000 reasons and on the development of contingency plans for mitigating their impact will intensify over the next two quarters as the last phases of the Project work come to a close and Mobil acquires additional and better information about potential year 2000 risks.

  The work described in the preceding paragraph will be focused on risks, scenarios and contingency plans involving materially important systems and relationships with external agents. There are, however, an almost infinite number of additional risks which are simply not assessable and for which, therefore, contingency plans cannot be developed. These are the risks of failure for year 2000 reasons of one or more systems or relationships with external agents which, individually, Mobil does not judge to be materially important but whose failure could trigger a cascade of other failures for year 2000 reasons, the combination of which could be materially important or could prevent Mobil from implementing contingency plans it has developed. Such a combination of failures could also have a material adverse effect on Mobil's results of operations, liquidity and/or financial condition.

Forward-Looking Statements Relating to the Year 2000 Issue
  The foregoing discussion about the year 2000 issue includes a number of forward-looking statements, which are based on Mobil's best assumptions and estimates as of the date hereof. These include, without limitation, statements concerning: Mobil's estimated timetables for completing the not-yet-completed phases of the Project work; Mobil's estimates of the percentages of the work that remains to be performed to complete such phases; Mobil's estimated timetable for identifying scenarios involving possible failures for year 2000 reasons of materially important systems and relationships with external agents and the development and implementation of contingency plans for mitigating the impacts of these scenarios; and Mobil's estimates of the costs of (1) completing the not-yet-completed phases of the Project and (2) identifying possible year 2000 failure scenarios and developing and implementing contingency plans for mitigating the impacts of these.

  Actual results could differ materially from the estimates expressed in such forward-looking statements, due to a number of factors. These factors, which are not necessarily all the key factors that could cause such differences, include the following: Mobil's failure to judge accurately which of Mobil's systems and relationships with external agents are materially important; Mobil's inability to obtain and retain the staff and third-party assistance necessary to complete the not-yet-completed phases of the Project in accordance with Mobil's estimated timetables; the inability of such staff and third parties (1) to locate and correct all non-year 2000 compliant computer code in materially important systems and test such corrected code and (2) to install and test upgrades or new



MOBIL                               - 18 -

Year 2000 - concluded

systems containing year 2000-compliant computer code, all in accordance with Mobil's estimated timetables; unforeseen costs of completing Project work; Mobil's inability or failure to identify significant year 2000 issues not now contemplated; and the failure of external agents to achieve timely year 2000 readiness.


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


MOBIL                               - 19 -

Legal Proceedings - concluded

in managing environmental matters, we do not anticipate that the aggregate level of future remediation costs will increase above recent levels so as to materially and adversely affect our consolidated financial position or liquidity.

  On August 27, 1998, the Department of Environmental Protection of the Commonwealth of Massachusetts issued a draft Consent Order and Notice of Violation alleging a number of air and waste regulatory violations relating to the operations of nineteen Mobil Oil Corporation service stations in Massachusetts, and seeking a penalty of $407,335. Settlement discussions are underway.

  On September 2, 1998, a previously reported matter, involving allegations by Orange County, California that monitoring equipment to detect liquids in the fiber trench systems that underlie 36 Mobil Oil Corporation service stations in the County failed to comply with the rules therefor, was settled. The County had indicated that to settle its complaint, it would require, inter alia, a penalty payment of $100,000 per station, or a total of $3,600,000; under the settlement, Mobil Oil Corporation agreed to (a) pay stipulated penalties of $500,000, (b) pay stipulated costs of $250,000, (c) implement a workplan with modifications and upgrades which exceed the requirements of the applicable regulations, (d) make contributions to various environmental projects which will total $250,000, and (e) dissolve a previous stipulated judgment entered into in 1995.

  During the third quarter of 1998, Mobil Oil Corporation reached agreement with the California Air Resources Board on a settlement of allegations of under-additization at Mobil Oil Corporation's terminals in California. Under the settlement, Mobil Oil Corporation agreed to pay a penalty of $150,000 and to undertake a supplemental environmental project valued at $100,000.

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

Item 2.  Changes in Securities.
  None.

Item 3.  Defaults Upon Senior Securities.
  None.

Item 4.  Submission of Matters to a Vote of Security Holders.
  None.


MOBIL                               - 20 -

Item 5.  Other Information.
  None.

Item 6.  Exhibits and Reports on Form 8-K.

  Exhibits.

    The following exhibits are filed with this report:

         11.  Computation of Earnings Per Common Share
         12.  Computation of Ratio of Earnings to Fixed Charges
         27.  Financial Data Schedule (electronic only)


Reports on Form 8-K.

    Mobil filed the following Current Reports on Form 8-K during and subsequent to the end of the third quarter:

       Date of 8-K                        Description of 8-K

      October 28, 1998        Submitted a copy of the Mobil News Release issued
                              October 28, 1998, reporting Mobil's estimated earnings for the third quarter of 1998.

MOBIL                               - 21 -

                                    SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT                                          MOBIL CORPORATION


BY
                                                /S/ STEVEN L. DAVIS
NAME AND TITLE                                  Steven L. Davis, Controller;
                                                Principal Accounting Officer

DATE                                            November 12, 1998


MOBIL                               - 22 -

                                 EXHIBIT INDEX

EXHIBIT                                         SUBMISSION MEDIA
-------                                         ----------------

  11.  Computation of Earnings Per                Electronic
       Common Share

  12.  Computation of Ratio of Earnings           Electronic
       to Fixed Charges

  27.  Financial Data Schedule                    Electronic


MOBIL                               - 23 -