Form 10-K
period 1998-12-31
MOBIL CORP
filed 1999-03-31
CIK 67182

                                      1998
 ------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549-1004

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                             -----------------

                           Commission File No. 1-7555
                                               ------

                                MOBIL CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                                 13-2850309
     -------------------------------                 ---------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

                 3225 Gallows Road, Fairfax, Virginia 22037-0001
                            Telephone: (703) 846-3000
                 -----------------------------------------------
                    (Address of principal executive offices)

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
     Title of Each Class                              on Which Registered
----------------------------------------            -----------------------
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
                                             ---    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ----

     The number of voting securities of the registrant outstanding on February 26, 1999, the latest practicable date, was (i) 781,208,438 shares of common stock, all of which comprise a single class with a $1.00 par value, and each being entitled to one vote and (ii) 163,469 shares of Series B ESOP Convertible Preferred Stock, $1.00 par value per share, and each being entitled to 100 votes for a total of 16,346,900 votes. As of the same date, the aggregate market value of voting stock held by non-affiliates of the registrant was $64,926,634,136, based on a closing price of $83.1875 per share. The approximate number of common equity security holders as of the same date was 177,137.

     Parts I and II incorporate information by reference to the Annual Report to Shareholders for the year ended December 31, 1998. Part III contains information incorporated by reference to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

------------------------------------------------------------------------------

                                MOBIL CORPORATION
                                    Form 10-K
                                December 31, 1998
                                TABLE OF CONTENTS


                                                                Page(s)
                                                        ------------------------

                                                           1998         1998
                                                          Annual       Annual
                                                        Report on    Report to
                                                        Form 10-K   Shareholders
                                                        ---------   ------------
                                     PART I

Item  1. Business .....................................    1               --
            (a) General ...............................    1               --
            (b) Environmental Matters .................    1            27,46
            (c) Segment and Geographic Information ....    2            36,37
            (d) Business Description and Properties ...    2         54-56,62
                   Petroleum Operations ...............    2               --
                     Upstream .........................    3               --
                     Downstream .......................   16               --
                   Chemical Operations ................   17               --
                   Other Operations ...................   18               --
Item  2. Properties ...................................   19               --
Item  3. Legal Proceedings ............................   19               --
Item  4. Submission of Matters to a Vote
            of Security Holders .......................   19               --

                                     PART II

Item  5. Market for Registrant's Common Stock
           and Related Stockholder Matters ............   22               29
Item  6. Selected Financial Data ......................   22               63
Item  7. Management's Discussion and Analysis
           of Results of Operations and
           Financial Condition ........................   22      14-30,32,34
Item 7A. Quantitative and Qualitative Disclosures
           About Market Risk ..........................   22            22,23
Item  8. Financial Statements and
           Supplementary Data .........................   22   29,31,33,35-59
Item  9. Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure .......................   22               --

                                    PART III

Item 10. Directors and Executive Officers
           of the Registrant ..........................   22               --
Item 11. Executive Compensation .......................   22               --
Item 12. Security Ownership of Certain Beneficial
           Owners and Management ......................   22               --
Item 13. Certain Relationships and
           Related Transactions .......................   22               --

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules
           and Reports on Form 8-K ....................   23               --
         Supplemental Financial Information ...........   25               --
           Financial Statement Schedule ...............   25               --
         Signatures ...................................   26               --
         Exhibit Index ................................   27               --
         Exhibits .....................................   29               --

                                     PART I

Item 1. Business.

(a) General

     Mobil Corporation (Mobil) was incorporated in March 1976 in the state of Delaware. Mobil's principal business, which is conducted primarily through wholly-owned subsidiaries, is in the petroleum industry. Mobil is also a manufacturer and marketer of petrochemicals, packaging films and specialty chemical products. Through its subsidiaries, Mobil had business interests in about 140 countries and employed approximately 41,500 people worldwide at December 31, 1998.

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

     Mobil makes no representations as to the future trend of its business and earnings, or as to future events and developments that could affect the oil industry in particular and that may affect other businesses in which Mobil is directly or indirectly engaged. These include such matters as the divestiture of certain operations, environmental quality control standards, oil imports, new discoveries of hydrocarbons and the demand for petroleum products. Furthermore, Mobil's business could be affected by future price changes or controls, material and labor costs, legislation, taxes, labor conditions, transportation regulations, tariffs, litigation, embargoes, foreign currency exchange restrictions and changes in foreign currency exchange rates. Mobil has direct and indirect investments and interests in many enterprises worldwide and makes no representation as to future developments, which may have a profound effect on its business enterprises throughout the world. The current low crude oil prices can affect the ability of some countries to generate sufficient cash flows to meet budgets for their domestic needs and fund joint ventures with Mobil and other oil companies. These circumstances increase the political, economic, and hydrocarbon risks related to operations in countries that depend on hydrocarbon resources for significant cash flow. Countries in addition to the U.S. in which Mobil has significant operations include, Australia, Canada, Germany, Indonesia, Japan, Kazakhstan, Nigeria, Norway, Qatar, Saudi Arabia, the United Kingdom (U.K.), and Venezuela.

(b) Environmental Matters

     The discussions of Environmental Matters on pages 27 and 46 of Mobil's 1998 Annual Report to Shareholders are incorporated herein by reference.

     Mobil and certain of its subsidiaries and affiliates are parties to numerous proceedings instituted by governmental authorities and others under provisions of applicable laws or regulations relating to the discharge of materials into the environment. Such environmental proceedings are further discussed herein on page 19 under Item 3. Legal Proceedings.

(c)   Segment and Geographic Information

     Segment and Geographic information for 1996, 1997 and 1998 on pages 36 and 37 of Mobil's 1998 Annual Report to Shareholders is incorporated herein by reference.

(d)  Business Description and Properties

     In addition to the business description and properties contained herein, the following data included in Mobil's 1998 Annual Report to Shareholders are incorporated herein by reference:

                                                               1998 Annual
                                                                Report to
                                                               Shareholders
                  Description                                      Page
-------------------------------------------------------------  ------------
Estimated Quantities of Net Proved Oil and
  Natural Gas Liquids Reserves (Table 1) ....................       54
Estimated Quantities of Net Proved Natural
  Gas Reserves (Table 2) ....................................       56
Petroleum Product Sales .....................................       62
Refinery Runs ...............................................       62
Chemical Sales by Product Category ..........................       62

     PETROLEUM OPERATIONS

     Mobil is one of the largest oil companies in the world, with petroleum product sales of over 3.4 million barrels a day. In 1998 Mobil produced the oil equivalent of about 1.7 million barrels daily of crude oil, natural gas liquids and natural gas and had refinery runs of 2.1 million barrels per day. Petroleum net sales in 1998 were $42,786 million, down 36% from 1996 and 21% from 1997. The decrease in 1998 from 1997 was principally due to the effects of falling crude, petroleum product and natural gas prices.

--------------------------------------------------------------------------------
Petroleum Sales (a)                                 1996       1997       1998
(Millions of dollars)
--------------------------------------------------------------------------------

Automotive gasoline ........................   $23,193     $17,180     $13,835
Distillate and jet fuels ...................    17,842      12,096       8,871
Other refined petroleum products ...........     8,193       6,686       5,853
                                               -------     -------     -------
Total refined petroleum products ...........    49,228      35,962      28,559
Crude oil ..................................    11,206      12,564       9,608
Natural gas ................................     5,369       4,653       3,612
Other products .............................       906       1,004       1,007
                                               -------     -------     -------
Net Sales of Petroleum .....................   $66,709     $54,183     $42,786
                                               =======     =======     =======
(a) Excludes excise and state gasoline
      taxes of .............................   $ 9,236     $ 5,928     $ 5,853

--------------------------------------------------------------------------------

     Prices for crude oil have experienced dramatic fluctuations during the past several years in response to both political and market factors, making it difficult to forecast future trends in prices or margins in Petroleum Operations. During 1998 average worldwide crude oil prices decreased about $6.50 per barrel, reflecting increased supplies, slower worldwide demand growth due to the Asian financial crisis and milder weather.

     Mobil's Petroleum Operations are divided into two primary business activities -- Upstream, which refers to exploration and producing; and Downstream, which refers to marketing, refining, supply and transportation.

     PETROLEUM OPERATIONS -- UPSTREAM

Exploration and Producing

     Developments in 1998 in Mobil's exploration and producing operations included the following:

Worldwide

     In 1998, Mobil conducted exploration and producing activities in 38 countries. Net production of liquids (crude oil and natural gas liquids) averaged 935 thousand barrels a day (TBD) in 1998, an increase of 8 TBD from 927 TBD in 1997. Net natural gas production of 4,296 million cubic feet a day (MMCFD) in 1998 was 260 MMCFD lower than 1997. Total production was down 40 thousand barrels per day of oil equivalent (TBDOE), primarily due to reduced volumes related to a change in the production sharing split in Indonesia, declines in mature areas such as the United States and Europe and limitations on production in Nigeria. The lower production was somewhat offset by new volumes from Hibernia (located offshore Eastern Canada), Equatorial Guinea, Kazakhstan and Turkmenistan. Proved liquids and natural gas reserve additions replaced 165% of 1998 production on a barrel of oil equivalent (BOE) basis, including purchases and sales. The following table summarizes net production of crude oil, natural gas liquids (NGL) and natural gas for 1996 through 1998.

--------------------------------------------------------------------------------
                                     Crude Oil & NGL(TBD)   Natural Gas(MMCFD)
--------------------------------------------------------------------------------
Net Production                    1996    1997    1998    1996    1997    1998
--------------------------------------------------------------------------------

Fully consolidated companies
  United States ..............     262     186     136   1,333   1,141   1,043
  Europe .....................     153     158     139   1,187   1,233   1,199
  Asia-Pacific ...............     106      97      86   1,581   1,596   1,359
  Other Areas ................     271     348     378     446     474     554
                                 -----   -----   -----   -----   -----   -----
  Total Consolidated .........     792     789     739   4,547   4,444   4,155
                                 -----   -----   -----   -----   -----   -----
Mobil's share of production of
  equity companies ...........      62     138     196      40     112     141
                                 -----   -----   -----   -----   -----   -----
Total Production .............     854     927     935   4,587   4,556   4,296
                                 =====   =====   =====   =====   =====   =====

     This table presents Mobil's net production from properties in which it has a working or royalty interest and its share of production of investees accounted for on the equity method. Net production excludes royalties and quantities due others when produced, whether taken in kind or settled in cash.

--------------------------------------------------------------------------------

United States

     Including Mobil's share of production from its upstream alliance with Shell in California, Mobil's production in the United States during 1998 was 240 TBD of liquids and 1,077 MMCFD of natural gas or a total of 435 TBDOE. Compared with 1997, total production decreased 19 TBDOE as a result of natural field declines, the effects of divestments of noncore assets, operational downtime due to the storms in the Gulf of Mexico and a rationalization of the capital program.

     Aera Energy, Mobil's upstream alliance with Shell in California, continues to be the largest hydrocarbon producer (290 TBDOE at year end 1998, 100% basis) in the state. In November, Mobil traded several non-strategic Gulf of Mexico shelf properties to ARCO for ARCO's interest in several California properties thereby increasing Mobil's net reserves. Mobil then contributed these to the Aera joint venture, increasing Mobil's equity interest in Aera from 41.4% to 48.2%.

     The Gulf of Mexico, including Mobile Bay, remains a strong contributor to Mobil's total domestic production. In 1998, Mobile Bay produced 320 MMCFD (178 MMCFD, Mobil share) of natural gas. Also, in 1998, Mobil greatly increased its acreage and prospect inventory in the deepwater Gulf of Mexico. While exiting from less strategic blocks, Mobil added 98 new blocks, increasing Mobil's total inventory of prospective deepwater blocks to almost 300.

     Mobil participated in the 1998 Llano discovery in Garden Banks Block 386, which is currently being appraised. In 1998, Mobil successfully drilled wells confirming the Chinook (Mobil share, 66%) discovery in the Main Pass/Viosca Knoll area in the Gulf of Mexico. This development is expected to stream late 1999, with an expected production rate of about 17 TBDOE (Mobil share) by 2000.

Europe
------

     Mobil produced 63 TBD of liquids and 596 MMCFD of natural gas in the United Kingdom during 1998. Liquids production was down 16% from 1997 levels primarily due to natural declines in older fields and a trade, with Monument Oil and Gas plc, of the majority of Mobil's 20% equity interest in the Hudson field for additional interest in Argentina's Sierra Chata gas field. Natural gas production was down 11% from 1997 levels primarily due to warmer weather in the first half of the year and natural field declines in older fields, partly offset by the streaming of production from several new fields in the Southern Gas Basin and record natural gas production from the Beryl area. Mobil's 50% share in Beryl area fields (Beryl, Ness, Nevis, Katrine) produced 45 TBD of liquids and 143 MMCFD of natural gas during 1998.

     Mobil participated in five new field start-ups during 1998. First production started from Nevis North, a Beryl area satellite, Malory, Deben, Bure West and Delilah fields. Mobil's combined share of production from these new fields will be around 2 TBD of liquids and 50 MMCFD of natural gas in 1999. Mobil has a 50% interest in Nevis North, 76% interest in Malory, 23.33% interests in Deben and Bure West, and 10.69% interest in Delilah.

     Field development approval was obtained from the U. K. government for Buckland, Jupiter phase II, and Katrine. The Mobil-operated Buckland field (Mobil share, 35%) is expected to begin production in 1999, ramping up to about 11 TBD of liquids and 11 MMCFD of natural gas (Mobil share) by 2000. First production from the Jupiter phase II satellites (Callisto North, Europa and Sinope) is expected in 1999 at 9 MMCFD of natural gas, increasing to 35 MMCFD (Mobil share) of natural gas in 2000. Mobil has a 50% interest in Jupiter phase
II. Continued production following the successful 1997 Katrine extended well test will contribute an additional 2 TBDOE (Mobil share, 50%) to 1999 volumes.

     The Shearwater development (Mobil share, 16.5%) progressed with four of the five development wells now drilled in the main reservoir. Commercial agreements were signed for the construction and operation of the new Shearwater-Elgin Area Line (SEAL) pipeline. First liquids and natural gas deliveries are planned for 2000. Production is expected to be 62 MMCFD of natural gas and 13 TBD (Mobil share) of NGL by the end of 2001.

     The extension of the Mobil-operated Scottish Area Gas Evacuation (SAGE) onshore processing terminal at St. Fergus was completed, providing processing capacity for the Britannia field. A new export record for the terminal of 1.7 billion cubic feet a day (BCFD) of natural gas was set following the Britannia field start-up.

     The Interconnector Pipeline linking the natural gas transmission systems of the U.K. and the European continent opened in October 1998. Mobil arranged capacity in a pan-European transportation fairway enabling customers to be served from Germany to Ireland. In addition, Mobil Gas Marketing (MGM) and Mobil Europe Gas Inc. (MEGAS) entered into trades with third parties to optimize Mobil's position across the Interconnector.

     In 1998, Mobil produced 455 MMCFD of natural gas and 3 TBD of crude oil, totaling 86 TBDOE from Germany. Natural gas sales in Germany set a record high of 583 MMCFD, including imports from the Netherlands and Norway.

     Germany added 303 BCF of proved natural gas reserves, replacing 183% of natural gas production. This was the result of a successful appraisal drilling program as well as continued improvement in reservoir performance. Nine wells were completed in 1998, with an additional five drilling at year-end.

     Mobil produced 104 MMCFD of natural gas in the Netherlands during 1998. Natural gas production increased 73% as a result of the full year contribution of the Anjum field (Mobil share, 20%), which came on stream in late 1997.

     Two natural gas discoveries (Ezumazijl and M/9-F) were made on the North Friesland Concession (Mobil share, 20%) in 1998. The larger Ezumazijl discovery will be tied back to the Anjum processing train and commence production in early 1999. As a result of the Ezumazijl discovery and re-evaluation of other onshore Anjum area fields, Mobil added 52 BCF of proved reserves thereby replacing 137% of production in the Netherlands.

     Mobil produced 73 TBD of liquids and 44 MMCFD of natural gas in Norway during 1998, primarily from two of Europe's largest fields, Statfjord and Oseberg, and a growing contribution from the Njord field.

     The Statfjord North Flank will supplement production at Statfjord with about 45 TBD (Mobil share, 5 TBD). Sygna, a satellite development located north of Statfjord, will add a further 17 TBD (Mobil share, 3 TBD). Oseberg East is scheduled for production start-up in early 1999, followed by Oseberg South in 2000. Mobil's share of production from these fields will be about 9 TBDOE. Development of natural gas reserves at Oseberg is also progressing with gas injection starting in 1999 and production anticipated in 2000. Mobil's share of production will initially be 10 MMCFD, increasing to about 40 MMCFD by 2012.

     First production from the Njord field (Mobil share, 20%) began in September 1997. Production exceeded the planned plateau level of 67 TBD (Mobil share, 13
TBD) in late 1998.

     The Halten Terrace, an emerging core area, includes Aasgard, the new Haltenbanken South and Skarv developments along with the Njord field, which reached plateau production in 1998. Aasgard liquids production is scheduled for second quarter 1999 with natural gas production due in the fourth quarter of 2000. The Haltenbanken South project will develop two of the four largest Norwegian discoveries of the last ten years, Kristin (1997) and Lavrans (1995), with the potential inclusion of two earlier discoveries. Start-up of this natural gas condensate project is planned for 2004, with peak production of 270 TBDOE (Mobil share, 30 TBDOE) in 2006. Subject to appraisal drilling results, the Skarv field, Mobil's fourth significant discovery in the past four years is expected to begin production in 2004 with estimated peak production of 140 TBDOE in 2009 (Mobil share, 20 TBDOE).

     The development plan for Fram (Mobil share, 25%) is being expanded to possibly include other resources in the Greater Sogn area. Start-up is expected in the 2003-2004 time frame.

Asia-Pacific

     In 1998, Mobil's share of production from Indonesia averaged 1,354 MMCFD of natural gas, 25 TBD of condensate, and 12 TBD of liquefied petroleum gas (LPG). Under Production Sharing Contracts (PSC's) with Pertamina, the state oil and gas company, Mobil has interests in 11 blocks comprising 6.99 million acres. One of these blocks includes the Arun field, Indonesia's largest producing natural gas field, discovered in 1971. Mobil's share of production in Arun decreased versus 1997 due to the contractual change in Mobil/Pertamina interests consistent with moving into the extension period of the PSC.

     Pase field production began in January 1998 with three high-rate wells to supplement gas deliveries to the Arun LNG plant. Pase well production rates are substantially higher than initially expected. Each well is capable of producing in excess of 100 MMCFD. Development activities in the North Sumatra Offshore
(NSO) "A" continue with first production scheduled for July 1999. In addition, South Lhok Sukon - B1 is scheduled for a 1999 start-up.

     Outside of North Sumatra, Mobil's interests include 50% in the Makassar Strait PSC (offshore East Kalimantan) and a pending assignment of a 30% interest in the adjacent Rapak PSC. Mobil made significant discoveries in the Merah Besar and Seno prospect areas of Makassar in 1998. A Plan of Development for the West Seno field is being formulated for submission to the Government of Indonesia in 1999. An aggressive drilling program will continue in early 1999 to evaluate several prospects on the Rapak PSC and the northern portion of the Makassar Strait PSC.

     Mobil's average production in Australia decreased from 44 TBDOE to 39 TBDOE in 1998 due to natural field declines and the disposal of natural gas assets in late 1997. Much of Australia's production comes from two offshore fields, Wandoo (Mobil share, 60% and operator) and Griffin (Mobil share, 35%), located on the North West Shelf. Wandoo achieved average oil production of 28 TBDOE.

     The Griffin field came back on line in early March after repairs to equipment on the Griffin Venturer floating production, storage, and off-loading vessel (FPSO) were completed. Full production was restored in April at an average rate of 49 TBDOE (Mobil share, 17 TBDOE).

     In 1998, two additional appraisal wells were drilled in the Gorgon gas field, (Mobil share, 14.3%). Market conditions in Asia have delayed achieving a sales contract for Gorgon LNG.

     Two 1997 oil discoveries were appraised with wells on the Pitcairn (Mobil share, 33.4%) and Woollybutt oil fields (Mobil share, 20%). Exploration drilling in the acreage acquired from Ampolex discovered a major new natural gas resource at the John Brookes-1 well location (Mobil share, 35% and operator).

     A production license was awarded to Mobil and its partner, Phillips Oil Company Australia, to cover the 1997 Athena natural gas-condensate discovery. The Athena field in the Carnarvon Basin is an extension of the giant Perseus natural gas field discovered by the North West Shelf joint venture in the early 1990s.

     Mobil's production in Papua New Guinea was maintained during 1998 as new oil production from Gobe Main (Mobil share, 14.5%) and SE Gobe (Mobil share, 10%) came on line. The Gobe field, Papua New Guinea's second commercial oil field, was brought on stream in March and produced an average of 20 TBD for the remainder of 1998 (Mobil share, 2 TBD). Development drilling will continue into 1999 with a peak rate of 45 TBD expected in September, 1999 (Mobil share, 5
TBD).

     The Moran field was appraised with the 5X well. This well was immediately tied in to the extended well test for the Moran field, increasing gross production to 15 TBD at year-end (Mobil share, 2 TBD). The average rate throughout 1998 was almost 10 TBD (Mobil share, 1 TBD). Studies are now under way to evaluate future development plans.

Other

     In 1998, Canada produced 71 TBD of liquids and 440 MMCFD of natural gas for total production of 151 TBDOE, up about 25% from 1997. Most of the increase came from Hibernia's contribution of 22 TBD.

     Mobil has a 33.1% share in the Hibernia oil field located 195 miles southeast of St. John's, Newfoundland. In 1998, Hibernia continued its drilling program, completing three producing and four water and natural gas injection wells needed to support reservoir pressure. At year end, one producing well and one injection well were still in the process of being drilled. Production is expected to increase to 135 TBD (Mobil share, 45 TBD) in 1999.

     Mobil holds a 50.8% working interest in the Sable Offshore Energy Project
(SOEP), a natural gas development project comprised of six natural gas fields, located 125 miles off the coast of Nova Scotia. SOEP began development drilling in June 1998. First production is expected in late 1999 with facilities in place to deliver natural gas at about 510 MMCFD (Mobil share, 260 MMCFD) plus 10 TBD (Mobil share) of liquids. Natural gas from SOEP will be transported to the Canadian Maritimes and the northeast U.S. via the Maritimes and Northeast Pipeline (Mobil share, 12.5%) with a pipeline capacity of 900 MMCFD. The U.S. portion of the pipeline received F.E.R.C. approval in July 1998. Construction has begun in both the U.S. and Canada and is on track to be completed coincident with first natural gas production from SOEP.

     The Terra Nova project (Mobil share, 22%), located 25 miles southeast of Hibernia, received the necessary regulatory approvals and partner sanction in 1998. Construction is well underway with the start of hull and module fabrication. At year end, the project was 37% complete. The FPSO system is set to sail from Korea to Newfoundland in 1999. First production is targeted for 2001 with a peak production rate of 115 TBD (Mobil share, 25 TBD).

     In September, Mobil was awarded six new oil and natural gas exploration licenses on the Grand Banks, offshore Newfoundland, Canada. The licenses, totaling more than one million acres, bring Mobil's exploration holdings offshore Grand Banks to 2.2 million gross acres (550,000 net acres). Mobil holds between 30% and 50% interest in each of the six new licenses. Two licenses are located in a new exploration area on the eastern edge of Canadian waters known as the Flemish Pass Basin. The remaining four licenses are located within the Jeanne d'Arc Basin, where the majority of offshore production and development is currently concentrated.

     Mobil has a 40% interest in a joint venture with the Nigerian National Petroleum Corporation (NNPC), on behalf of which it operates five Oil Mining Leases (OML 67-70 and 104) covering about 800,000 acres in shallow water offshore southeastern Nigeria in the Niger delta. Mobil also operates two deepwater blocks under Production Sharing Contracts with 50% working interest: OPL 221, a 565,000 acre block in the southeast, and OPL 215, a 641,800 acre block in the western Niger delta.

     Equity production in Nigeria in 1998 was 248 TBD, 2% less than 1997 due to a pipeline break early in the year, somewhat minimized by new production from the Oso-NGL project. Additionally, OPEC production restrictions, resulting from prevailing soft crude prices, limited planned production growth. Proved reserves replacement was 180% resulting primarily from appraisal/development drilling in the joint venture acreage.

     The Oso-NGL project (Mobil share, 51%) began production in August and averaged about 5 TBD of natural gas liquids for 1998. This is expected to increase to 50 TBD (100% basis) in early 1999. Extracted liquids are transported via the 42-mile pipeline to the Bonny River Terminal for further processing.

     Although there continues to be political uncertainty as the transition to civilian rule progresses, to date there has been minimal impact upon Mobil's Nigerian operations. However, management continues to monitor the situation. Also, in common with other oil companies operating in Nigeria, Mobil's joint venture with NNPC has encountered delays in receiving cash from NNPC to meet joint venture expenditures.

     Production in Equatorial Guinea averaged 80 TBD (Mobil share, 50 TBD) in 1998, 35% more than in 1997 due to additional field development. Reserve replacement was 417%. In addition to ongoing exploration drilling in Block B, Mobil and its partner are increasing the production capacity at Zafiro field from its current design level of 80 TBD to about 120 TBD in 2002.

     In March 1998, Mobil agreed to a revised Production Sharing Contract with the government of Equatorial Guinea. Under the new agreement, Mobil's working interest changed from 75% to 71.25%, with partner, Ocean Energy, holding 23.75% and the government of Equatorial Guinea holding the remainder.

     Mobil, a subsidiary of Petroleos de Venezuela, S.A. (PDVSA), and an affiliate of Veba AG signed an Association Agreement in 1997 outlining the terms of a 35-year contract involving the production and upgrading of 120 TBD of extra-heavy crude oil from Venezuela's Orinoco Tar Belt. In 1998, project financing was obtained, major work contracts were awarded (i.e., drilling, field facilities, pipelines, upgrader), and construction of the major facilities began. Production startup is expected in late 1999 at 60 TBD (Mobil share, 41.67%). Upon startup, crude production will be partially upgraded in Venezuela with final processing of most of the crude at the refinery located in Chalmette, Louisiana, now owned by a partnership between Mobil and an affiliate of PDVSA.

     In Qatar, the Qatargas project (Mobil share, 10%) streamed the third liquefaction train in March. In 1998, Qatargas delivered 66 LNG cargoes (about
3.6 million metric tons) to buyers in Japan, Spain and Turkey. Qatargas will ultimately deliver 6 million metric tons annually (MMTA) of LNG to Japan. Peak production volumes are expected to be 1,200 MMCFD of natural gas and 40 TBD of condensate (Mobil share, 26 TBDOE). A short-term sale with Enagas of Spain was extended to include 11 additional cargoes (three delivered in 1998 and eight for 1999 delivery). Additionally, Qatargas became one of the only producers to market LNG in the established markets of Europe, the Far East, and the U.S., with U.S. sales scheduled for delivery in 1999.

     Mobil has an interest in Ras Laffan Liquefied Natural Gas Company Ltd. (RasGas), which is constructing a multi-train LNG facility. Completion and hand-over of the first train offshore facilities occurred in November, one month ahead of schedule. Startup of the first train onshore is expected in early 1999. RasGas' existing sales contract with Korea Gas Corporation (KOGAS)for 4.8 MMTA of LNG will support the production of 960 MMCFD of gas and 32 TBD of condensate (Mobil share, 52 TBDOE). Mobil currently has a 26.5% interest in the first two trains of RasGas. This interest will decrease to 25% when a Korean consortium led by KOGAS exercises its option to acquire an equity interest in the project.

     Mobil and RasGas marked a major milestone with the signing of a Heads of Agreement with Petronet (India) for the long-term supply of 7.5 MMTA of LNG into Dahej and Cochin on India's west coast, beginning in 2002. In addition to the LNG supply, Mobil and RasGas may participate in the downstream (import terminal) development in India.

     In another India tender, the winning consortium, led by CMS Energy Corporation (CMS), will develop new gas-fired power facilities at Ennore, Tamil Nadu in southeast India. The Tamil Nadu project will require 1.8 MMTA of LNG in 2003, building to 2.5 MMTA with pipeline sales. A Memorandum of Understanding signed by RasGas in 1998 with the CMS consortium offers RasGas exclusive rights to supply natural gas to the consortium subject to negotiation of acceptable terms and conditions.

     Mobil signed a Heads of Agreement with Qatar General Petroleum Corporation detailing fiscal terms under which Mobil will progress the Enhanced Gas Utilization (EGU) project in Qatar. This project is expected to deliver over 1 BCFD of natural gas to domestic and regional industries, as well as producing 40 TBD of condensate and 15 TBD of LPG (Mobil share, 85 TBDOE), beginning as early as 2002.

New Exploration & Producing Ventures
South America
-------------
- Peru: Mobil was a partner with Shell (operator) in three license blocks, collectively known as Camisea. Terms of the Camisea license agreement required a commitment in mid-1998 to develop the field with first production by 2002. In mid-July, it was announced that Shell and Mobil were unable to resolve various challenges to move the project forward within the timeframe stipulated by the government; therefore, they could not commit to the second phase of the Camisea project and the license expired.

     Mobil has a 42.5% interest in the Shell-operated Pagoreni license in Block 75, near Camisea. Mobil and Shell plan to continue with the exploration program on Block 75 in 1999 and will seek an extension to the current exploration period.

     Additionally, Mobil holds an interest in the Tambopata Block 78 in the Madre de Dios Basin (Mobil share, 33.4%). Currently the Candamo 1X exploration well is being drilled, with results expected in the second quarter of 1999. After evaluating the results from the Candamo 1X well, Mobil and its partners, Esso and Elf, will decide whether to enter the next period of the license.

Europe
------
- Italy: Mobil, ENI (Agip), Enterprise and Fina signed an agreement to jointly purchase Lasmo's holdings in Italy. The holdings comprise Lasmo's interest in seven blocks, in five of which Mobil already holds a position. Primary amongst the blocks are Gorgoglione and Tempa d"Emma concessions which overlie the Tempa Rossa heavy-oil field. The terms of the acquisition will give each of the four owners a 25% interest in the unified development of the Tempa Rossa field. The agreement was finalized in early 1999.

Africa
------
- Sao Tome and Principe: Mobil and Sao Tome and Principe National Petroleum Co. signed a Technical Assistance Agreement to evaluate the hydrocarbon potential of offshore acreage of the Democratic Republic of Sao Tome and Principe, an island state located south of Nigeria and Equatorial Guinea in West Africa. Mobil is to complete an 18-month technical evaluation including seismic acquisition and interpretation of 22 deepwater blocks covering 12 million acres. Mobil will then have an exclusive option to negotiate a production sharing contract on the acreage.

Commonwealth of Independent States (Caspian Region)
---------------------------------------------------
- Kazakhstan: In the Tengiz oil field (Mobil share, 25%), located on the eastern shore of the Caspian Sea, the facility expansion and an upgrading of the crude processing plant were completed in the fourth quarter of 1998 which increased crude oil production to 210 TBD (Mobil share, 52 TBD). A new processing train is expected to boost production to 240 TBD by mid-year 2000.

     Mobil is a 7.5% partner in the Caspian Pipeline Consortium (CPC), which is developing a dedicated 900-mile crude export pipeline system from Tengiz via Russia to the Black Sea port of Novorossyisk. In 1998, the governments of Russia and Kazakhstan approved investment and construction feasibility studies. CPC awarded contracts for the supply of pipe, and construction is scheduled to begin in early 1999, with the pipeline projected to stream in late 2001. The initial capacity is estimated at 560 TBD with a staged expansion increasing capacity to approximately 1.4 million of barrels daily (MMBD) by 2010.

     The Production Sharing Agreement (PSA) for exploration, development, and production of 11 blocks in Kazakhstan's sector of the Caspian Sea became effective in 1998 (Mobil share, 14.3%). The Offshore Kazakhstan International Operating Company (OKIOC) acts as operator on behalf of the participants in the PSA. Pre-drill operations continued throughout 1998 with drilling of the first exploratory well scheduled for mid-1999.

     In 1998, Mobil, Chevron, Royal Dutch/Shell and KazakhOil, signed an agreement with the Republic of Kazakhstan to carry out a feasibility study for oil and natural gas transportation systems from Kazakhstan to western markets. The first phase of the study is expected to take a year with an estimated cost of $8-10 million.

- Turkmenistan: Mobil has a 40% interest in the onshore western Turkmenistan Nebitdag license area, which includes the Burun field. By the end of 1998, Burun was producing more than 14 TBD (Mobil share, 6 TBD) and production is projected to increase to 20 TBD (Mobil share, 8 TBD) in 1999.

     In 1998, Mobil signed a PSA covering the 4,500 square kilometer area of Garashsyzlyk or "Independence" which lies adjacent to Nebitdag and includes most of Turkmenistan's onshore producing oil fields. The PSA enables Mobil to explore for oil outside the boundaries of existing producing fields and also in deeper areas below major fields such as Barsagelmes and Koturtepe. Mobil's partners are Monument Oil and Gas plc. and Turkmenneft, the producing association of Turkmenistan. The appraisal program is due to start in 1999.

- Azerbaijan: Mobil holds a 50% interest and operatorship of the offshore Oguz block. The remaining 50% interest is held by the State Oil Company of the Azerbaijan Republic (SOCAR). The Oguz block, east of Baku in Azerbaijan's sector of the Caspian Sea, is adjacent to the Neft Dashlary and Guneshli oil fields. Technical work was pursued in 1998 to determine an optimum drilling location. The Joint Operating Agreement (JOA) between Mobil and SOCAR was signed in August 1998. Drilling activities are expected to commence in early 2001.

 Reserves

     Mobil is required to report reserve estimates to the U.S. Department of Energy. During 1998 Mobil filed proved reserve estimates covering the year 1997 under forms EIA-23, Annual Survey of Domestic Oil and Gas Reserves, and EIA-28, Financial Reporting System. EIA-23 is filed on the basis of 100% volumes for domestic Mobil-operated fields which differs from the Securities and Exchange Commission (S.E.C.) reporting basis. The latter requires disclosure on a net working interest basis for both domestic and international reserves. As such, volumes differ by more than 5%. The EIA-28 estimates, which are filed on the same basis as the S.E.C. requirements, are essentially the same as the reserve data filed with the S.E.C.

--------------------------------------------------------------------------------
Wells in Process of Being Drilled                                Total
  at December 31, 1998                                      Gross       Net
--------------------------------------------------------------------------------
United States ................................               22          5
International ................................               47         20
                                                             --         --
 Worldwide ...................................               69         25
                                                             ==         ==
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Improved Recovery Projects           Being Installed          In Operation
  at December 31, 1998               Gross       Net        Gross         Net
--------------------------------------------------------------------------------
United States ..................       8          --         192          44
International ..................       5           1          73          37
                                     ---         ---         ---         ---
 Worldwide .....................      13           1         265          81
                                     ===         ===         ===         ===
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                            ------- International --------
Productive Wells at                   Asia-    Other           World-   Mult.
  December 31, 1998  U.S.   Europe   Pacific   Areas   Total    wide   Compl.(a)
--------------------------------------------------------------------------------
Oil: Gross ......   9,832     846      570    1,766    3,182   13,014    520
     Net ........   1,747     229       90      989    1,308    3,055    249

Gas: Gross ......   6,123     477       88    1,004    1,569    7,692    531
     Net ........   2,953     131       88      291      510    3,463    350

(a) Multiple completions included in geographic totals.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Net Exploratory and                      ------- International --------
  Development Wells                               Asia-   Other         World-
  Drilled                         U.S.   Europe  Pacific  Areas   Total  wide
--------------------------------------------------------------------------------
1996
Exploratory wells
  Productive ...................   21       3       1      45      49      70
  Dry ..........................   18      12       4      18      34      52
Development wells
  Productive ...................  293      13      12     100     125     418
  Dry ..........................    8      --       1       1       2      10

1997
Exploratory wells
  Productive ...................   13       1       1      23      25      38
  Dry ..........................    5       5       2      13      20      25
Development wells
  Productive ...................  229      10      17     209     236     465
  Dry ..........................    7      --       3      20      23      30

1998
Exploratory wells
  Productive ...................   17       1      15      21      37      54
  Dry ..........................   13       3      11      11      25      38
Development wells
  Productive ...................   80      13      14      79     106     186
  Dry ..........................   --       2       2      10      14      14
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Oil and Gas Acreage
  at December 31, 1998             Undeveloped Acreage      Developed Acreage
   (Thousands of acres)             Gross       Net          Gross       Net
--------------------------------------------------------------------------------
United States ..................    4,327       2,670       3,907       2,577

Europe .........................   18,465       5,339       1,593         562
Asia-Pacific ...................   48,327      17,374       1,264         188
Other ..........................   65,364      29,259       3,527       1,533
                                  -------     -------     -------     -------
  Total International ..........  132,156      51,972       6,384       2,283
                                  -------     -------     -------     -------
Worldwide ......................  136,483      54,642      10,291       4,860
                                  =======     =======     =======     =======

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Average Sales Price/Transfer Value
--------------------------------------------------------------------------------
     The following table shows Mobil's average sales price/transfer value (transfer values are essentially equal to third-party sales prices) and average production costs in oil and natural gas producing activities in 1996, 1997 and 1998. In calculating the "dollar per barrel" data, the divisor used is net production. Natural gas volumes have been converted to oil equivalent barrels and restated on a BTU (British Thermal Unit) basis, using 5,519 cubic feet of gas per barrel. Mobil's share of equity companies represents Mobil's share of after-tax results of operations for producing activities of investees accounted for on the equity method. The geographic segment "Other Areas", in this table, includes principally Canada, Kazakhstan, and West Africa.

---------------------------------------------------------------------------------------
UNITED STATES                                            1996        1997        1998
---------------------------------------------------------------------------------------
Revenues
  Crude oil (per barrel) .........................   $  17.40    $  17.27    $  11.78
  NGL (per barrel) ...............................   $  13.16    $  11.96    $   8.26
  Natural gas (per thousand cubic feet) ..........   $   2.17    $   2.38    $   1.98
Average dollars per barrel of oil equivalent
  Revenues .......................................   $  13.48    $  14.13    $  10.75
  Production (lifting) costs .....................      (5.08)      (5.13)      (5.55)
  Exploration expenses ...........................       (.41)       (.53)      (1.07)
  Depreciation, depletion and amortization .......      (3.46)      (3.08)      (5.10)
  Other operating revenues/(expenses) ............       1.43         .73         .27
  Income tax expense .............................      (1.99)      (2.09)        .21
                                                     --------    --------    --------
Results of operations for producing activities ...   $   3.97    $   4.03    $   (.49)
                                                     ========    ========    ========
Mobil's share of equity companies ................         --        5.26        1.72
                                                     ========    ========    ========
Total ............................................   $   4.00    $   4.20    $   0.07
                                                     ========    ========    ========
Above results include the following special items:
  Asset impairment ...............................       (.37)         --        (.98)
  Litigation .....................................         --        (.07)       (.18)
  Asset sales ....................................        .65         .32          --
  Restructuring provisions .......................       (.04)         --          --
  Employee performance award .....................         --        (.02)         --

---------------------------------------------------------------------------------------
EUROPE                                                   1996        1997        1998
---------------------------------------------------------------------------------------
Revenues
  Crude oil (per barrel) .........................   $  20.85    $  19.32    $  12.73
  NGL (per barrel) ...............................   $  17.47    $  18.09    $  11.04
  Natural gas (per thousand cubic feet) ..........   $   2.78    $   2.78    $   2.40
Average dollars per barrel of oil equivalent
  Revenues .......................................   $  17.62    $  16.34    $  13.10
  Production (lifting) costs .....................      (5.44)      (4.81)      (4.95)
  Exploration expenses ...........................      (1.17)       (.97)       (.94)
  Depreciation, depletion and amortization .......      (3.49)      (3.19)      (3.46)
  Other operating revenues/(expenses) ............        .71         .95        2.33
  Income tax expense .............................      (4.73)      (4.45)      (2.22)
                                                     --------    --------    --------
Results of operations for producing activities ...   $   3.50    $   3.87    $   3.86
                                                     ========    ========    ========
Mobil's share of equity companies ................   $   4.04    $   7.93          --
                                                     ========    ========    ========
Total ............................................   $   3.50    $   3.90    $   3.83
                                                     ========    ========    ========
Above results include the following special items:
  Asset sales ....................................         --          --         .42
  Employee performance award .....................         --        (.01)         --

---------------------------------------------------------------------------------------
ASIA-PACIFIC                                             1996        1997        1998
---------------------------------------------------------------------------------------
Revenues
  Crude oil (per barrel) .........................   $  20.92    $  19.78    $  12.94
  NGL (per barrel) ...............................   $  18.19    $  19.77    $  13.78
  Natural gas (per thousand cubic feet) ..........   $   2.50    $   2.51    $   2.35
Average dollars per barrel of oil equivalent
  Revenues .......................................   $  15.18    $  14.98    $  10.58
  Production (lifting) costs .....................      (2.01)      (2.04)      (1.94)
  Exploration expenses ...........................      (1.09)       (.60)       (.76)
  Depreciation, depletion and amortization .......      (2.12)      (2.36)      (2.74)
  Other operating revenues/(expenses) ............        .04         .18        (.26)
  Income tax expense .............................      (6.11)      (5.84)      (3.09)
                                                     --------    --------    --------
Results of operations for producing activities ...   $   3.89    $   4.32    $   1.79
                                                     ========    ========    ========
Mobil's share of equity companies ................          *           *    $      *
                                                     ========    ========    ========
Total ............................................   $   3.87    $   4.30    $   1.79
                                                     ========    ========    ========
Above results include the following special items:
 Asset impairment ................................         --          --        (.45)
 Asset sales .....................................       (.15)        .29          --
 Restructuring provisions ........................       (.03)         --          --
 Employee performance award ......................         --        (.01)         --
---------------------------------------------------------------------------------------
OTHER AREAS                                              1996        1997        1998
---------------------------------------------------------------------------------------
Revenues
  Crude oil (per barrel) .........................   $  20.67    $  18.57    $  12.02
  NGL (per barrel) ...............................   $  16.54    $  16.05    $   9.41
  Natural gas (per thousand cubic feet) ..........   $    .89    $   1.22    $   1.24
Average dollars per barrel of oil equivalent
  Revenues .......................................   $  17.03    $  15.94    $  10.95
  Production (lifting) costs .....................      (5.46)      (5.29)      (4.89)
  Exploration expenses ...........................       (.95)      (1.28)      (1.73)
  Depreciation, depletion and amortization .......      (1.41)      (2.14)      (2.85)
  Other operating revenues/(expenses) ............       1.48        (.27)       (.54)
  Income tax expense .............................      (8.43)      (5.22)      (1.47)
                                                     --------    --------    --------
Results of operations for producing activities ...   $   2.26    $   1.74    $   (.53)
                                                     ========    ========    ========
Mobil's share of equity companies ................   $   2.02    $   2.52    $    .15
                                                     ========    ========    ========
Total ............................................   $   2.23    $   1.88    $   (.40)
                                                     ========    ========    ========
Above results include the following special items:
 Asset impairment ................................         --          --        (.83)
 Asset sales .....................................        .22          --          --
 Employee performance award ......................         --        (.01)         --

---------------------------------------------------------------------------------------
WORLDWIDE                                                1996        1997        1998
---------------------------------------------------------------------------------------
Revenues
  Crude oil (per barrel) .........................   $  19.76    $  18.59    $  12.22
  NGL (per barrel) ...............................   $  15.48    $  15.21    $   9.86
  Natural gas (per thousand cubic feet) ..........   $   2.29    $   2.62    $   2.12
Average dollars per barrel of oil equivalent
  Revenues .......................................   $  15.61    $  15.36    $  11.34
  Production (lifting) costs .....................      (4.50)      (4.35)      (4.39)
  Exploration expenses ...........................       (.87)       (.86)      (1.18)
  Depreciation, depletion and amortization .......      (2.70)      (2.68)      (3.46)
  Other operating revenues/(expenses) ............        .94         .38         .38
  Income tax expense .............................      (5.01)      (4.41)      (1.64)
                                                     --------    --------    --------
Results of operations for producing activities ...   $   3.47    $   3.44    $   1.05
                                                     ========    ========    ========
Mobil's share of equity companies ................   $   2.26    $   3.63    $    .93
                                                     ========    ========    ========
Total ............................................   $   3.42    $   3.46    $   1.03
                                                     ========    ========    ========
Above results include special items, net .........        .08         .12        (.58)

* Not meaningful due to the exploratory nature of related activities.

      PETROLEUM OPERATIONS -- DOWNSTREAM

Refining

     Mobil's primary product supply comes from 23 refineries. Mobil's share of crude oil refinery capacity was 2,177 TBD, about 36% of which was located in the United States. Worldwide utilization of Mobil's refining capacity averaged 94% in 1996, 1997, and 1998.

Significant developments in 1998 in Mobil's refining operations included the following:

- In September, the refinery in Paulsboro, New Jersey was sold to Valero Energy Corporation. Mobil signed 10-year agreements to buy fuels and lubricant base stocks from Valero, with an option to extend those agreements.

- At Llandarcy, South Wales, Mobil and The British Petroleum p.l.c. (BP) completed the previously announced closing of a stand-alone lubes refinery.

- In Barbados, as agreed with the local government, Mobil closed its refinery, completing the company's withdrawal from the Barbados market.


Marketing
--------------------------------------------------------------------------------
Petroleum Sales Volumes By Product (TBD)           1996      1997      1998
--------------------------------------------------------------------------------

  Automotive gasolines ..........................  1,317     1,304     1,363
  Jet fuels .....................................    273       297       319
  Distillates ...................................  1,026       983       950
  Other products ................................    729       759       808
                                                   -----     -----     -----
  Total* ........................................  3,345     3,343     3,440
                                                   =====     =====     =====
*Includes Mobil's share of the BP alliance
--------------------------------------------------------------------------------

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

     In Latin America, Mobil entered the Venezuelan fuels business, supplementing the growing fuels businesses in Colombia, Peru and Ecuador.

Tankers

     At December 31, 1998, Mobil owned 19 ocean-going tankers with an aggregate of 2,760 thousand deadweight tons (DWT). An additional 16 tankers, aggregating 1,111 DWT, were under term charter, including Mobil's very large crude carriers (VLCCs), RAVEN and EAGLE. In January 1999, a new double hulled VLCC, OSPREY, was delivered to the Mobil fleet. Her sister ship, ALREHAB, will be delivered in June 1999. Both vessels are owned by Samoco L.L.C., a joint venture company in which Mobil holds a 50% interest. In addition, two double hulled Aframax tankers with a combined capacity of 160 DWT are to join the fleet in October and December of 1999. They are owned by QM Tanker. Mobil holds a 50% interest in this company as well. A new joint venture company, MARCARE Shipping Co., LLC, was established in 1998 by Mobil and two new partners, Onassis and Goulandris, both premier companies in the industry. MARCARE, equally owned by the three partners, has contracted for two more new VLCCs for use by Mobil. These are scheduled for delivery in 2000 and will be the fifth and sixth new double-hull VLCCs to enter Mobil's service.

Pipelines

     At December 31, 1998, Mobil's U.S. pipeline system, including partly-owned facilities, consisted of 12,581 miles of crude oil, natural gas liquids, natural gas, and carbon dioxide trunk and gathering lines, and 8,251 miles of product lines. Also at that date, Mobil's pipeline system outside the U.S., including partly-owned facilities, consisted of 10,562 miles of crude oil, natural gas liquids, and natural gas trunk and gathering lines, and 2,878 miles of product lines.

      CHEMICAL OPERATIONS

     Mobil Chemical, with manufacturing operations in 10 countries, is a large producer of petrochemicals, packaging films and specialty chemical products.

--------------------------------------------------------------------------------
Mobil Chemical Facilities                         United      Inter-     World-
 at December 31, 1998                             States     national    wide
--------------------------------------------------------------------------------
Petrochemicals (a) ............................      6          7         13
OPP Films .....................................      3          4          7
Chemical Specialties ..........................      3          2          5
Research and Development ......................      3         --          3
                                                    --         --         --
 Total Chemical facilities ....................     15         13         28
                                                    ==         ==         ==

  (a) Includes one partly-owned facility in the U.S. and six in International.
--------------------------------------------------------------------------------

Principal chemical products include basic petrochemicals (ethylene, propylene, benzene, paraxylene), intermediates (ethylene glycol) and a key derivative (polyethylene). Other products include synthetic lubricant base stocks and lube additives, and plastic films for packaging and industrial applications.

Significant developments in 1998 in Mobil's chemical operations included the following:

- Mobil Yanbu Petrochemical Company and Saudi Basic Industries Corporation are expected to complete by mid-2000 a major expansion of their 50-50 joint venture petrochemicals complex in Yanbu, Saudi Arabia. This expansion will include a second ethylene production facility and facilities to produce additional polyethylene, ethylene glycol and polypropylene.


- Mobil and Pequiven, the Venezuelan state-owned petrochemical company, are engaged in Phase I engineering studies to develop a new olefins complex at an existing petrochemicals site at Jose, Venezuela. The facility will include an ethylene cracker and related facilities to produce polyethylene and ethylene glycol.

- A modernization and expansion of the Beaumont, Texas olefins plant is scheduled for completion with start-up planned for early 1999.

- Mobil and Hoechst AG decided not to proceed with the proposed joint venture to combine their oriented polypropylene (OPP) flexible films business.


     OTHER OPERATIONS

Research

     Mobil engages in research and development, principally in the U.S., Australia, France, Germany, Japan, Norway and the United Kingdom. Activities include the development of technologies and services which improve Mobil's competitiveness in core business areas -- finding oil and gas, and converting them to fuels, lubricants and chemicals while meeting environmental, health and safety standards. Annual research expense was $206 million in 1996, $234 million in 1997, and $204 million in 1998.

Item 2.  Properties.

     Mobil and its subsidiaries own, lease or have interests in extensive production, manufacturing, marketing, transportation and other facilities worldwide. Information on these properties has been incorporated into Item 1. Business.

Item 3.  Legal Proceedings.

     Environmental Litigation

     Mobil periodically receives notices from the U.S. Environmental Protection Agency (EPA) or equivalent agencies at the state level that Mobil is a "potentially responsible party" under Superfund or equivalent state legislation with respect to various waste disposal sites. Most of these sites are either still under investigation by the EPA or the state agencies concerned, or under remediation, or both. In certain instances, Mobil and other potentially responsible parties have been named in court or administrative proceedings by federal or state agencies seeking the cleanup of these sites. The relief normally sought in the proceedings is the payment by the potentially responsible parties of the costs of removing hazardous substances from, and remediating, the sites in question. Mobil has also been named as a defendant in various suits brought by private parties alleging injury from disposal of wastes at these sites. The ultimate impact of these proceedings on the business or accounts of Mobil cannot be predicted at this time due to the large number of other potentially responsible parties and the speculative nature of clean-up cost estimates, but based on our long experience in managing environmental matters, we do not anticipate that the aggregate level of future remediation costs will increase above recent levels so as to materially and adversely affect our consolidated financial position or liquidity.

     On December 9, 1998, the Environmental Protection Agency of South Australia issued an Information and Summons to Mobil Refining Australia Pty LTD alleging the violation of two sections of the Environment Protection Act, 1993 of South Australia by reason of a discharge of a gas, ethyl mercapatan, into the environment. The maximum penalty for an offense for a body corporate is (Australian) $250,000.

     The matter described in the preceding paragraph is not of material importance in relation to Mobil's accounts and is described in compliance with S.E.C. rules regarding disclosure of such matters although not material.

     Other Than Environmental Litigation

     Mobil and its subsidiaries are engaged in various litigations and have a number of unresolved claims pending. While the amounts claimed are substantial and the ultimate liability in respect of such litigations and claims cannot be determined at this time, Mobil is of the opinion that such liability, to the extent not provided for through insurance or otherwise, is not likely to be of material importance in relation to its financial condition and results of operations.

     Mobil has provided in its accounts for items and issues not yet resolved based on management's best judgement.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None submitted.

--------------------------------------------------------------------------------------------------------
                      Executive Officers of the Registrant
--------------------------------------------------------------------------------------------------------

   Name (Age)               Position(s) Held During Past Five Years                        Years Held
-----------------   --------------------------------------------------------------       ---------------
Louis W.              Executive Vice President, Mobil Oil Corporation,
 Allstadt (55)          responsible for the Americas Exploration and
                        Producing Business...............................................1998-Present
                      Operating Officer, North American Exploration and
                        Producing, Mobil Oil Corporation.................................1996-1998
                      Vice President, Supply, Trading & Transportation,
                        Marketing & Refining Division, Mobil Corporation.................1995-1996
                      Chairman and President, Mobil Sekiyu Kabushiki
                       Kaisha............................................................1992-1995

Robert F.             Vice President, Human Resources....................................1996-Present
 Amrhein (56)         Manager, Human Resources, Mobil Business
                        Resources Corporation............................................1995-1996
                      Manager, Employee Relations, Exploration and
                        Producing Division, Mobil Oil Corporation........................1992-1995

Walter R.             Treasurer..........................................................1995-Present
 Arnheim (54)         Vice President, Planning and Economics.............................1991-1995

Brian R.              Executive Vice President, Mobil Oil Corporation,
 Baker (54)             responsible for the North American Marketing &
                        Refining Business................................................1998-Present
                      Chief Operating Officer, North American Marketing &
                        Refining and Executive Vice President, Mobil Oil
                        Corporation......................................................1996-1998
                      Vice President and General Manager, East Fuels
                        Business & Supply, Marketing & Refining Division,
                        Mobil Oil Corporation............................................1994-1996

Harold R.             Executive Vice President, Chief Financial Officer..................1998-Present
 Cramer (48)          President, Mobil Europe and Central Asia Limited...................1996-1998
                      President, Mobil Europe Limited....................................1996-1996
                      President, Mobil South, Inc........................................1993-1996

Steven L.             Controller, Principal Accounting Officer...........................1998-Present
 Davis (45)           Assistant Treasurer, Chevron Corporation...........................1997-1998
                      Comptroller, Chevron Products Company..............................1996-1997
                      Vice President - Finance, Chevron International
                        Oil Company......................................................1991-1996

Thomas C.             Executive Vice President, Mobil Oil Corporation,
 DeLoach, Jr.          responsible for the Global Midstream Business.....................1998-Present
 (51)                 Senior Vice President, Chief Financial Officer.....................1994-1998

Samuel H.             Senior Vice President..............................................1998-Present
 Gillespie III        Vice President.....................................................1996-1998
 (56)                 General Counsel....................................................1995-Present
                      Associate General Counsel..........................................1994-1995
--------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
                Executive Officers of the Registrant (concluded)
-------------------------------------------------------------------------------------------------------

   Name (Age)               Position(s) Held During Past Five Years                        Years Held
--------------------  ----------------------------------------------------------------  ---------------
Aldis V.              Vice President, Planning and Economics.............................1995-Present
 Liventals (56)       Vice President, Middle East and Marine Transportation
                        Marketing and Refining Division, Mobil Oil
                        Corporation......................................................1993-1995

Raymond J.            Executive Vice President, Mobil Oil Corporation,
 McGowan (60)           responsible for the Global Chemicals Business....................1998-Present
                      Vice President & General Manager, Petrochemicals,
                        Mobil Chemical Company...........................................1994-1998

Lucio A.              Chairman of the Board and Chief Executive Officer..................1994-Present
 Noto (60)            President and Chief Operating Officer..............................1993-1998

Stephen D.            Executive Vice President, Mobil Oil Corporation,
 Pryor (49)             responsible for the International Marketing and
                        Refining Business................................................1998-Present
                      President, Mobil Asia Pacific Pty. Ltd.............................1996-1997
                      Vice President and General Manager, Plastics, Mobil
                        Chemical Company.................................................1994-1995

Michael P.            Executive Vice President, Mobil Oil Corporation,
 Ramage (55)            responsible for the Global Technology Business...................1998-Present
                      Chief Technology Officer...........................................1995-Present
                      President, Mobil Technology Company................................1995-Present
                      Vice President, Engineering, Mobil Technology
                        Company..........................................................1994-1995

Eugene A.             President and Chief Operating Officer..............................1998-Present
 Renna (54)           Executive Vice President, responsible for the
                       North America Marketing and Refining, Europe/Former
                       Soviet Union, South America and Supply, Trading
                       and Transportation Business Groups................................1996-1998
                      Executive Vice President, Marketing and Refining
                        Division, Mobil Oil Corporation..................................1986-1996

M.W.(Bill)            Executive Vice President, Mobil Oil Corporation,
 Scoggins (51)          responsible for the International Exploration and
                        Producing Business...............................................1998-Present
                      Operating Officer, E&P Ventures/Global Exploration,
                        Mobil Oil Corporation............................................1997-1998
                      Operating Officer, Africa and Middle East, Mobil Oil
                        Corporation......................................................1996-1997
                      President, Mobil Oil Indonesia Inc.................................1994-1996
-------------------------------------------------------------------------------------------------------

                                     PART II

     The information required by Items 5 through 7A is incorporated herein by reference to Mobil's 1998 Annual Report to Shareholders. The charts, graphs and associated captions appearing on pages 14 through 37 of Mobil's 1998 Annual Report to Shareholders are not incorporated into this Annual Report on Form 10-K. Below is an index to the incorporated information.

                                                         1998 Annual Report
                                                            To Shareholders
Item                      Description                           Page(s)
----  ----------------------------------------------------  --------------
 5.   Market for Registrant's Common Stock and Related
        Stockholder Matters ..............................              29
 6.   Selected Financial Data ............................              63
 7.   Management's Discussion and Analysis of Results of
        Operations and Financial Condition ...............     14-30,32,34
7A.   Quantitative and Qualitative Disclosures About
        Market Risk ......................................           22,23

Item  8.  Financial Statements and Supplementary Data.

     See page 23 for a list of the financial statements and supplementary data including those incorporated herein by reference to Mobil's 1998 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management.

Item 13.  Certain Relationships and Related Transactions.

     For Item 10, the names and ages of the Executive Officers of Mobil as of March 1, 1999, and the position(s) each of them has held during the past five years, are provided on pages 20 and 21 of this Annual Report on Form 10-K. The other information called for by Item 10, and the information called for by Items 11, 12 and 13, is incorporated by reference to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, to be held on May 27, 1999, which will be filed with the S.E.C. within 120 days after December 31, 1998.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.


     Mobil's consolidated financial statements, together with the report thereon of Ernst & Young LLP, independent auditors, dated February 26, 1999, and Supplementary Information appearing in Mobil's 1998 Annual Report to Shareholders on the pages indicated below, are incorporated herein by reference. With the exception of the aforementioned information, no other data appearing in Mobil's 1998 Annual Report to Shareholders are deemed to be filed as part of this Annual Report under Items 8 and 14. Any chart, graph and/or associated caption appearing in the consolidated financial statements of Mobil's 1998 Annual Report to Shareholders are not incorporated into this Annual Report on Form 10-K.

Financial Statement Schedules:                              Page(s)
                                                   -----------------------------
                                                   1998 Annual      1998 Annual
                                                   Report on        Report to
                                                   Form 10-K       Shareholders
                                                   ---------       ------------
(a)1.  Financial Statements
   Consolidated Statement of Income ..............      --               31
   Consolidated Statement of Changes in
    Shareholders' Equity .........................      --               31
   Consolidated Balance Sheet ....................      --               33
   Consolidated Statement of Cash Flows ..........      --               35
   Segment and Geographic Information ............      --            36,37
   Notes to Financial Statements .................      --            38-52
   Report of Ernst & Young LLP, Independent
    Auditors .....................................      --               53
   Supplementary Information .....................      --         29,54-59

(a)2.  Financial Statement Schedules .............

    Schedule II -- Valuation and Qualifying
    Accounts .....................................      25               --

     Schedules not included above have been omitted because they are not applicable, not material, or the required information is given in the financial statements or notes thereto or combined with the information presented in other schedules.


(a)3.  Exhibits

     An index to exhibits filed as part of this Annual Report on Form 10-K is included on pages 27 and 28.

(b) Reports on Form 8-K.

    Date of 8-K                         Description of 8-K
-----------------   ------------------------------------------------------------

November 27, 1998   Submitted a copy of the Mobil Corporation News Release dated
                    November 27, 1998 confirming Exxon and Mobil discussions concerning a possible combination transaction.

December 2, 1998    Submitted a copy of the following exhibits relating to a
                    possible combination transaction with Exxon:

                    - Agreement and Plan of Merger, dated as of December 1, 1998, among Mobil, Exxon and Merger Subsidiary;

                    - Stock Option Agreement, dated as of December 1, 1998, between Mobil and Exxon; and

                    - Mobil and Exxon Joint Press Release dated December 1,1998, confirming that Exxon and Mobil have signed a definitive agreement to merge the two companies.

January 27, 1999    Submitted a copy of the Mobil Corporation News Release dated
                    January 27, 1999 reporting estimated earnings for the fourth quarter and full year of 1998.

(c)   Supplemental Financial Information.

                          FINANCIAL STATEMENT SCHEDULE
--------------------------------------------------------------------------------
                                MOBIL CORPORATION
                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                       For the Years Ended December 31,
                               1996, 1997 and 1998
                              (Millions of dollars)
--------------------------------------------------------------------------------
                                    Balance                           Balance
                                   Beginning                          End of
Description                        of Period   Additions  Deductions  Period
-----------------------------     ---------   ---------   ----------   -------

For the year ended
  December 31, 1996:
Reserves deducted in the
  balance sheet from the
  assets to which they apply:
    For doubtful accounts (a) ...... $106        $ 61        $ 51     $116
    For investments and
      long-term receivables ........   40          17           2       55
    For deferred tax assets (b) ....  368          62          12      418
Reserves related to restructuring ..  533         222         387      368
For the year ended
  December 31, 1997:
Reserves deducted in the
  balance sheet from the
  assets to which they apply:
    For doubtful accounts (a) ...... $116        $130        $ 99     $147
    For investments and
      long-term receivables ........   55           9          14       50
    For deferred tax assets (b) ....  418         237          28      627
Reserves related to restructuring ..  368         272         340      300
For the year ended
  December 31, 1998:
Reserves deducted in the
  balance sheet from the
  assets to which they apply:
    For doubtful accounts (a) ...... $147        $105        $113     $139
    For investments and
      long-term receivables ........   50           6          --       56
    For deferred tax assets (b) ....  627         101         120      608
Reserves related to restructuring ..  300          50         181      169


     (a)  Deductions include accounts written off.

     (b) Deductions reflect net utilization of tax credit carryforwards and 1998 also reflects write-off of tax loss carryforwards.
--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Mobil Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              REGISTRANT       MOBIL CORPORATION

                                           By: /s/ Steven L. Davis
                                              -----------------------------
                                              (Steven L. Davis, Controller,
                                              Principal Accounting Officer)
                                              Date: March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 31, 1999 on behalf of the registrant and in the capacities indicated.

       Signature                             Title
       ---------                             -----

      Lucio A. Noto*            Director, Chairman of the Board and
-------------------------            Chief Executive Officer
     (Lucio A. Noto)


     Harold R. Cramer*          Principal Financial Officer
-------------------------
    (Harold R. Cramer)


     Steven  L.  Davis*         Controller, Principal Accounting Officer
-------------------------
    (Steven  L.  Davis)

DIRECTORS
   Lewis M. Branscomb*
   Donald V. Fites*
   Charles A. Heimbold, Jr.*
   Allen F. Jacobson*
   Samuel C. Johnson*
   Helene L. Kaplan*
   J. Richard Munro*
   Aulana L. Peters*
   Eugene A. Renna*
   Charles S. Sanford, Jr.*
   Robert G. Schwartz*
   Iain D. T. Vallance*

*By /s/ Gordon G. Garney
    --------------------------------------
      (Gordon G. Garney, Attorney-in-fact)
Date:  March 31, 1999

                                  EXHIBIT INDEX

               EXHIBIT                             SUBMISSION MEDIA
------------------------------------------   -----------------------------------
2.1     Agreement and Plan of Merger dated   Incorporated by reference to
        as of December 1, 1998 among Mobil   Exhibit 2.1 filed on Form 8-K filed
        Corporation, Exxon Corporation and   December 2, 1998.
        Lion Acquisition Subsidiary
        Corporation.

2.2     Stock Option Agreement dated as of   Incorporated by reference to
        December 1, 1998 between Exxon       Exhibit 2.2 filed on Form 8-K filed
        Corporation and Mobil Corporation.   December 2, 1998.

3(i).1  Certificate of Incorporation Mobil   Incorporated by reference to
        Corporation, as amended, in effect   Exhibit of 3(i).1 filed on Form
        May 20, 1997.                        8-K, July 11, 1997.

3(i).2  Certificate of Designation,          Incorporated by reference to
        Preferences and Rights of Series A   Exhibit 3-a(ii) to the Registration
        Junior Participating Preferred       Statement on Form S-3 (S.E.C. File
        Stock of Mobil Corporation dated     No. 33-32651), filed under Form SE
        April 25, 1986.                      dated December 14, 1989.

3(i).3  Certificate of Designation,          Incorporated by reference to
        Preferences and Rights of Series B   Exhibit 3(i).2 filed on Form 8-K,
        ESOP Convertible Preferred Stock of  July 11, 1997.
        Mobil Corporation, as amended, in
        effect May 20, 1997.

3(ii).4 By-laws of Mobil Corporation, as     Incorporated by reference to
        amended to June 14, 1995.            Exhibit 3.4 filed on Form 8-K date
                                             July 6, 1995.

10.1    1995 Mobil Incentive Compensation    Incorporated by reference to
        and Stock Ownership Plan.            Definitive Proxy Statement filed
                                             March 20, 1995.

10.2    1991 Mobil Incentive Compensation    Incorporated by reference to
        and Stock Option Plan.               Exhibit 15 to the Registration
                                             Statement on Form S-8 (S.E.C. File
                                             No. 33-48887) filed August 10,
                                             1992.

10.3    1986 Mobil Incentive Compensation    Incorporated by reference to
        and Stock Option Plan.               Exhibit 15 to the Registration
                                             Statement on Form S-8 (S.E.C. File
                                             No. 33-5797) filed May 20, 1986.

10.4    Mobil Oil Corporation's Executive
        Life Insurance Program               Electronic

EXHIBIT INDEX - Concluded

                EXHIBIT                             SUBMISSION MEDIA
-----------------------------------------   --------------------------------
10.5    Supplemental Employees Savings       Electronic
        Plan of Mobil Oil Corporation

12.     Computation of Ratio of Earnings     Electronic
        to Fixed Charges.  (Page 29)

13.     Mobil Corporation 1998 Annual        Electronic
        Report to Shareholders.

21.     Subsidiaries of the Registrant.      Electronic
        (Pages 30-32)

23.     Consent of Ernst & Young LLP,        Electronic
        Independent Auditors, dated
        March 26, 1999.  (Page 33)

24.1    Power of attorney dated as of        Electronic
        February 26, 1999, executed by
        the Board of Directors of Mobil
        Corporation authorizing execution
        of Annual Report on Form 10-K.

24.2    Certified copy of Board of           Electronic
        Directors' Resolutions adopted
        February 26, 1999, authorizing
        signature by officers pursuant to
        power of attorney.

27.     Financial Data Schedule.             Electronic