Form 10-Q
period 1999-03-31
MOBIL CORP
filed 1999-05-12
CIK 67182

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

                For the quarterly period ended March 31, 1999


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

  The number of shares outstanding of the registrant's common stock, all of which comprise a single class with a $1.00 par value, as of April 30, 1999, the latest practicable date, was 782,527,660.

-----------------------------------------------------------------



                         MOBIL CORPORATION

                             Form 10-Q
                          Quarterly Report
                           March 31, 1999

                         TABLE OF CONTENTS


  ----------------------------------------------------------------

   PART I - FINANCIAL INFORMATION                             Page

    Item 1.  Condensed Consolidated Financial Statements
               Consolidated Statement of Income for the
                 Three Months Ended March 31, 1998 and 1999 ... 1
               Consolidated Balance Sheet at December 31,
                 1998 and March 31, 1999 ...................... 2
               Consolidated Statement of Cash Flows for the
                 Three Months Ended March 31, 1998 and 1999 ... 3
               Notes to Condensed Consolidated Financial
                 Statements ................................... 5

    Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition .......... 7

    Item 3.  Quantitative and Qualitative Disclosures
               About Market Risk ............................. 16
   PART II - OTHER INFORMATION

    Item  1. Legal Proceedings ............................... 16
    Item  2. Changes in Securities ........................... 17
    Item  3. Defaults Upon Senior Securities ................. 17
    Item  4. Submission of Matters to a Vote of Security
               Holders ....................................... 18
    Item  5. Other Information ............................... 18
    Item  6. Exhibits and Reports on Form 8-K ................ 18


   SIGNATURE ................................................. 19

   EXHIBIT INDEX ............................................. 19

     Exhibit 12.  Computation of Ratio of Earnings to Fixed
                    Charges .................................. 20
   ----------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                            MOBIL CORPORATION
                    CONSOLIDATED STATEMENT OF INCOME
                 (In millions, except per-share amounts)

                                                            For the Three Months
                                                               Ended March 31,
                                                              -----------------
                                                                 1998     1999
                                                              -------   -------
Revenues
  Sales and services (a) ..................................... $13,388  $11,991
  Income from equity affiliates ..............................     126       83
  Income from asset sales, interest and other ................     116      109
                                                               -------  -------

    Total Revenues ...........................................  13,630   12,183
                                                               -------  -------
Costs and Expenses
  Crude oil, products and operating
    supplies and expenses ....................................   8,403    7,410
  Exploration expenses .......................................      74       91
  Selling and general expenses ...............................     934      799
  Depreciation, depletion and amortization ...................     599      597
  Interest and debt discount expense .........................      93       82
  Taxes other than income taxes (a) ..........................   2,293    2,493
  Income taxes ...............................................     529      247
                                                               -------  -------
    Total Costs and Expenses .................................  12,925   11,719
                                                               -------  -------


Net Income ................................................... $   705  $   464
                                                               =======  =======


Net Income Per Common Share .................................. $  0.88  $  0.58
                                                               =======  =======
Net Income Per Common Share -- assuming dilution ............. $  0.86  $  0.58
                                                               =======  =======

Dividends Per Common Share ................................... $  0.57  $  0.57
                                                               =======  =======


----------------

(a) Includes excise and state gasoline
      taxes of ............................................... $ 1,351  $ 1,432









           The accompanying   notes  are  an  integral   part  of  these
                 condensed consolidated financial statements.


MOBIL                                  - 1 -

                               MOBIL CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                 (In millions)

                                                             Dec. 31,   Mar. 31,
                                     ASSETS                    1998       1999

Current Assets
  Cash and cash equivalents ................................ $   714    $   757
  Accounts and notes receivable ............................   5,518      5,522
  Inventories ..............................................   1,911      1,952
  Prepaid expenses and other current assets ................     520        565
  Deferred income taxes ....................................      68         71
                                                             -------    -------
    Total Current Assets ...................................   8,731      8,867

Investments and Long-Term Receivables ......................   8,490      8,331

Properties, Plants and Equipment, at cost...................  48,681     48,930
Less: Accumulated Depreciation, Depletion and Amortization .  23,954     24,147
                                                             -------    -------
Net Properties, Plants and Equipment .......................  24,727     24,783

Deferred Charges and Other Assets ..........................     806        815
                                                             -------    -------
    Total Assets ........................................... $42,754    $42,796
                                                             =======    =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term debt .......................................... $ 3,982    $ 4,811
  Accounts payable .........................................   3,707      3,564
  Accrued liabilities ......................................   2,943      2,775
  Income, excise, state gasoline and other taxes payable ...   1,986      2,063
  Deferred income taxes ....................................     328        291
                                                             -------    -------
    Total Current Liabilities ..............................  12,946     13,504

Long-Term Debt .............................................   3,719      3,741
Reserves for Employee Benefits .............................   2,060      1,998
Accrued Restoration, Removal and Environmental Costs .......   1,011      1,002
Deferred Credits and Other Noncurrent Obligations ..........   1,021        798
Deferred Income Taxes ......................................   3,254      3,106
Minority Interest in Subsidiary Companies ..................     373        372
                                                             -------    -------
    Total Liabilities ......................................  24,384     24,521
                                                             -------    -------
Shareholders' Equity
  Preferred stock (ESOP-related) -- shares issued and
    outstanding: 164,986 at December 31, 1998 and
    162,725 at March 31, 1999 ..............................    641        633
  Unearned employee compensation and benefit
    plan trust .............................................   (668)      (658)
  Common stock -- $1.00 par value; shares authorized:
    1,200,000,000; shares issued: 897,947,485 at December 31,
    1998 and 899,327,950 at March 31, 1999 .................     898        899
  Capital surplus ..........................................   1,649      1,687
  Earnings retained in the business ........................  20,534     20,541
  Accumulated other nonowners' equity ......................  (1,058)    (1,201)
  Common stock held in treasury, at cost -- shares:
    117,414,000 at December 31, 1998 and 117,414,000 at
    March 31, 1999 .........................................  (3,626)    (3,626)
                                                             -------    -------
    Total Shareholders' Equity .............................  18,370     18,275
                                                             -------    -------
Total Liabilities and Shareholders' Equity ................. $42,754    $42,796
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

                               MOBIL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)


                                                           For the Three Months
                                                             Ended March 31,
                                                           -------------------

                                                             1998        1999
                                                           -------     -------
Cash Flows from Operating Activities
  Net Income .........................................     $   705     $   464
  Adjustments to reconcile to net cash from
    operating activities:
      Depreciation, depletion and amortization .......         599         597
      Deferred income taxes ..........................         (42)       (134)
      Earnings less than dividends from
        equity affiliates ............................          13          16
      Exploration expenses (includes noncash
        charges:  1998-$6; 1999-$14) .................          74          91
      Gain on sales of properties, plants and
        equipment and other assets ...................         (33)        (11)
      Increase in working capital items...............        (779)       (331)
      Other, net .....................................          19         (14)
                                                           -------     -------
Net Cash from Operating Activities ...................         556         678
                                                           -------     -------
Cash Flows from Investing Activities
  Capital and exploration expenditures ...............        (756)       (885)
  Proceeds from sales of properties, plants and
    equipment and other assets .......................          98          26
  Payments attributable to investments and
    long-term receivables ............................        (147)       (264)
                                                           -------     -------
Net Cash Used in Investing Activities ................        (805)     (1,123)
                                                           -------     -------
Cash Flows from Financing Activities
  Cash dividends .....................................        (458)       (457)
  Proceeds from borrowings having original
    terms greater than three months ..................          52         482
  Repayments of borrowings having original
    terms greater than three months ..................        (441)       (760)
  Increase in other borrowings .......................       1,172       1,177
  Increase (decrease) in minority interest ...........           3          (1)
  Proceeds from issuance of common stock .............          38          39
  Purchase of common stock for treasury ..............        (206)         -
                                                           -------     -------
Net Cash Provided by Financing Activities ............         160         480
                                                           -------     -------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents ...................................           7           8
                                                           -------     -------
Net (Decrease) Increase in Cash and Cash Equivalents .         (82)         43
Cash and Cash Equivalents - Beginning of Period ......         820         714
                                                           -------     -------
Cash and Cash Equivalents - End of Period ............     $   738     $   757
                                                           =======     =======






       The  accompanying   notes  are  an  integral   part  of  these
                 condensed consolidated financial statements.

MOBIL                                  - 3 -

                                MOBIL CORPORATION
                               SEGMENT INFORMATION
                                  (In millions)

                                                           For the Three Months
                                                             Ended March 31,
                                                           -------------------
                                                             1998 (1)    1999
                                                           -------     -------
Revenues by Segment

  Exploration & Producing  --  Third Party ............... $ 1,603     $ 1,338
                           --  Intersegment...............     745         608
  Marketing & Refining     --  Third Party ...............  11,288      10,253
                           --  Intersegment...............     247          86
  Chemical                 --  Third Party ...............     702         546
                           --  Intersegment...............      70          65
  Corporate and Other ....................................      37          46
  Intersegment Elimination ...............................  (1,062)     (  759)
                                                           -------     -------
  Total Revenues ......................................... $13,630     $12,183
                                                           =======     =======
(1) Prior year data reclassified to conform with current year presentation.


Investment Spending

Capital and Exploration Expenditures

  Exploration & Producing      - United States ..........  $    98     $    79
                               - International ..........      501         668

  Marketing & Refining         - United States ..........       60          40
                               - International ..........       43          35
 Chemical ...............................................       26          42

 Corporate and Other ....................................       28          21
                                                            ------      ------
 Total Capital and Exploration Expenditures .............      756         885
                                                            ------      ------
 Cash Investments in Equity Companies ...................       97         344
                                                            ------      ------

 Total Investment Spending ..............................  $   853     $ 1,229
                                                            ======     =======




Memo:

 Exploration expenses charged to income, included above:

                               - United States ..........  $    17     $    23
                               - International ..........       57          68
                                                            ------      ------
                                                           $    74      $   91
                                                            ======      ======





Note:  Results of operations by segment are presented on page 7.




MOBIL                                  - 4 -

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Financial Statements

  The condensed consolidated financial statements of Mobil Corporation (Mobil) included herein are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Mobil believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, the notes thereto and the financial statement schedule included or incorporated by reference in Mobil's Annual Report on Form 10-K for its fiscal year ended December 31, 1998.

  The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.


2.  Changes in Nonowners' Equity

  The components of changes in nonowners' equity, net of related tax for the three months ended March 31, 1998 and 1999, respectively, are as follows:


(In millions)                                            For the Three Months
                                                            Ended March 31,
                                                          -------------------
                                                            1998        1999
                                                          -------     -------
          Net Income .................................... $   705     $   464
          Foreign currency translation adjustments ......      22         143
                                                            -----       -----
          Changes in nonowners' equity .................. $   727     $   607
                                                            =====       =====


MOBIL                                  - 5 -

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

     (In millions)                                         For the Three Months
                                                              Ended March 31,
                                                            --------------------
                                                               1998      1999
                                                              -----     -----
            Changes in Working Capital Items
            (Increases)/decreases

            Accounts and notes receivable .................   $ 421     $(118)
            Inventories ...................................    (104)     ( 58)
            Prepaid expenses and other current assets .....    (202)     ( 50)
            Accounts payable ..............................    (584)     ( 54)
            Accrued liabilities ...........................    (200)     (144)
            Income, excise, state gasoline and
              other taxes payable .........................    (110)       93
                                                              -----     -----
            Increase in working capital items .............   $(779)    $(331)
                                                              =====     =====


4.  Net Income per Share

(In millions, except for per-share amounts; number of shares in thousands)

                                                           For the Three Months
                                                               Ended March 31
                                                           --------------------
                                                              1998      1999
                                                             -----     -----
Net Income ..............................................  $   705   $   464
Less: dividends on preferred stock ......................       13        12
                                                           -------   -------
Adjusted net income applicable to common shares .........  $   692   $   452
                                                           =======   =======
Weighted average number of basic common shares
  outstanding ...........................................  782,117   773,733
                                                           =======   =======
Net income per common share .............................  $  0.88   $  0.58
                                                           =======   =======

Net Income ..............................................  $   705   $   464
Less: additional contribution to ESOP ...................        1         1
Less: Stock Appreciation Rights compensation
        (expense) income ................................        4         -
                                                           -------   -------
Adjusted net income applicable to common shares .........  $   700   $   463
                                                           =======   =======
Weighted average number of basic common shares
  outstanding ...........................................  782,117   773,733
Issuable on assumed exercise of stock options ...........   11,373    13,143
Assumed conversion of preferred stock ...................   17,000    16,352
                                                           -------   -------
     Total ..............................................  810,490   803,228
                                                           =======   =======
Net income per common share -- assuming dilution ........  $  0.86   $  0.58
                                                           =======   =======


MOBIL                                  - 6 -

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS

  REPORTED EARNINGS                                      First Quarter  Incr./
 (In millions)                                           -------------
                                                          1998   1999  (Decr.)
                                                         -----  -----   -----
 Exploration & Producing
     -- United States ..............................     $  80    $ 23   $( 57)
     -- International ..............................       310     208    (102)
                                                         -----   -----   -----
 Total Exploration & Producing .....................       390     231    (159)
                                                         -----   -----   -----
 Marketing & Refining
     -- United States ..............................        86      90       4
     -- International ..............................       229     201     (28)
                                                         -----   -----   -----
 Total Marketing & Refining ........................       315     291    ( 24)
                                                         -----   -----   -----
 Chemical ..........................................        67       6     (61)
 Corporate and Financing (a)........................       (67)    (64)      3
                                                          -----   -----  -----
 Net Income ........................................     $ 705   $ 464   $(241)
                                                          =====   =====  =====
--------------------------------------------------------------------------------

OPERATING EARNINGS                                       First Quarter   Incr./
 (Adjusted for Special Items)                            --------------
 (In millions)                                           1998    1999   (Decr.)
                                                         ------  ------ ------
 Exploration & Producing
     -- United States ..............................     $  80    $ 23  $( 57)
     -- International ..............................       310     208   (102)
                                                         -----   -----   -----
 Total Exploration & Producing .....................       390     231    (159)
                                                         -----   -----   -----
 Marketing & Refining
     -- United States ..............................        86      90       4
     -- International ..............................       239     201     (38)
                                                         -----   -----   -----
 Total Marketing & Refining ........................       325     291    ( 34)
                                                         -----   -----   -----
 Chemical ..........................................        67       6     (61)

 Corporate and Financing (a)........................       (67)    (57)     10
                                                         -----   -----   -----
 Operating Income Before Special Items..............       715     471    (244)

 Special Items .....................................       (10)    ( 7)      3
                                                         -----   -----   -----
 Net Income ........................................     $ 705   $ 464   $(241)
                                                         =====   =====   =====


(a) Corporate and Financing includes corporate administrative expenses, net financing expense and other items.




  SPECIAL ITEMS                                            First Quarter
  (In millions)                                            -------------
                                                           1998     1999
                                                          -----    -----
   Restructuring ...................................       $ (10)  $   -
   Exxon Mobil merger-related costs ................          -       (7)
                                                          ------   ------
     Total Special Items ...........................       $ (10)  $ ( 7)
                                                          ======   ======

MOBIL                                  - 7 -

CONSOLIDATED RESULTS OVERVIEW

FIRST QUARTER 1999 COMPARED WITH FIRST QUARTER 1998

  Consolidated first quarter 1999 net income was $464 million, or $0.58 per share, down from $705 million, or $0.86 per share, last year. This year's first quarter net income included a $7 million charge for Exxon Mobil merger-related costs, while last year's first quarter net income included a charge of $10 million for implementation costs associated with the BP European alliance. Excluding special items, operating earnings of $471 million decreased $244, or 34%, from last year.

  In the first quarter, all of Mobil's businesses experienced a significant deterioration in industry fundamentals versus the same quarter last year. However, improved performance due to self-help programs (i.e., volume growth, performance improvements, and expense control) contributed about $125 million, helping to offset the deterioration in industry fundamentals.

  In the Upstream, earnings were impacted by lower worldwide crude oil and natural gas prices. Crude oil prices were down about $2.70 per barrel, while natural gas declined approximately $0.45 per thousand cubic feet. Production volumes were down about 4% versus the same period in 1998 as higher volumes from Eastern Canada (Hibernia), Equatorial Guinea, Kazakhstan (Tengiz) and Nigeria (Oso NGL project) were more than offset by the impact of anticipated contractual reductions in Indonesia, natural field declines in mature areas such as the U.S. and the North Sea, and operational problems in Australia and Canada.

  Downstream earnings were somewhat lower as higher sales volumes and favorable refinery and expense performance offset most of the impact from weaker margins in all enclaves. In the U.S., product trade sales were up over 4%, while the international area improved by about 2%.

  In Chemical, earnings were down significantly, reflecting lower polyethylene and paraxylene margins. Earnings were also hurt by downtime associated with the tie-in of the Beaumont olefins expansion/upgrading project. When the project achieves full design rate, ethylene capacity at Beaumont will be increased by about 45% to over 1.8 billion pounds per year.

  Worldwide revenues of $12,183 million were $1,447 million lower than last year. This decrease was primarily due to the effects of significantly lower worldwide average crude oil, natural gas and petroleum product prices. Petrochemical prices were also lower. Income from equity affiliates decreased primarily due to lower crude oil, natural gas and petrochemical prices.

  Crude oil, products and operating supplies and expenses decreased $993 million to $7,410 million. The decrease was primarily due to significantly lower worldwide average crude oil, natural gas and petroleum product prices.

  Selling and general expenses decreased $135 million to $799 million primarily due to the benefits of self-help initiatives. Taxes other than income taxes increased $200 million to $2,493 million, due to the impact of increased sales volume activity in the United States and Japan. Income tax expense decreased $282 million principally due to this quarter's lower level of pre-tax income and a shift in earnings from upstream to downstream operations that have a lower effective tax rate. Additionally, as crude prices decline, taxes associated with Mobil's fixed margin production decrease as a percent of pre-tax income, which also contributes to a lower tax rate.


MOBIL                                  - 8 -

Exploration and Producing

  Exploration & Producing operating earnings of $231 million were $159 million lower than last year's $390 million.

  In the United States, earnings of $23 million decreased $57 million due primarily to the impact of lower crude oil and natural gas prices and lower volumes from natural field declines which more than offset lower operating expenses.

  International earnings of $208 million were $102 million lower, due mainly to the significant decline in crude oil and natural gas prices. Production was down as higher volumes from Eastern Canada (Hibernia), Equatorial Guinea, Kazakhstan (Tengiz) and Nigeria (Oso NGL project) were more than offset by the impact of anticipated contractual reductions in Indonesia, natural field declines in mature areas such as the North Sea, and operational problems in Australia and Canada.



Exploration and Producing
  Selected Operating Data                               First Three Months
                                                                      Incr./
                                                                     (Decr.)
                                                                     ------
                                                       1998   1999    Vol.%
                                                       -----  -----  ------
Net Crude Oil and NGL Production (TBD)
               - United States .....................    240    243     3  1
               - International .....................    681    714    33  5
                                                      -----  -----   ---
                   Total ...........................    921    957    36  4
                                                      =====  =====   ===
Net Natural Gas Production (MMCFD)
               - United States .....................  1,123    902  (221)(20)
               - International .....................  3,576  3,190  (386)(11)
                                                      -----  -----   ---
                   Total ...........................  4,699  4,092  (607)(13)
                                                      =====  =====   ===
TOTAL NET PRODUCTION (TBDOE) .......................  1,772  1,698  ( 74)( 4)
                                                      =====  =====   ===








MOBIL                                  - 9 -

CONSOLIDATED RESULTS OVERVIEW - concluded

Marketing and Refining

  Marketing & Refining operating earnings of $291 million were $34 million lower than in 1998.

  Operating earnings in the United States were $90 million, $4 million above last year. The unfavorable impacts of lower industry margins and the narrowing of the light/heavy crude spread were more than offset by substantially lower scheduled refinery downtime, strong sales performance and lower operating expenses.

  International earnings of $201 million were $38 million lower than in 1998. In Europe, despite additional benefits from the BP alliance, earnings were down as a result of weaker margins for both refining and marketing. Earnings were flat in Asia-Pacific and other International M&R operations, as the impact of lower integrated margins were offset by our initiatives programs and increased sales volumes, including record volumes in Japan and significantly higher levels in Africa.


Marketing and Refining
 Selected Operating Data                              First Three Months
                                                                       Incr./
                                                                      (Decr.)
                                                        1998   1999  Vol.   %
                                                       -----  -----  ---   --
Petroleum Product Sales (TBD) (a)
        - United States .........................      1,360  1,468   108   8
        - International (b) .....................      1,968  2,019    51   3
                                                       -----  -----   ---
              Total .............................      3,328  3,487   159   5
                                                       =====  =====   ===
Refinery Runs (TBD)
        - United States (c)......................        900    781  (119)(13)
        - International (b) .....................      1,302  1,318    16   1
                                                       -----  -----  ----
              Total .............................      2,202  2,099  (103)( 5)
                                                       =====  =====  ====

(a) Includes supply/other sales.
(b) Includes Mobil's share for the European alliance with BP.
(c) Decrease in refinery runs due to the sale of the 155 TBD Paulsboro refinery in September, 1998.



Chemical

  Chemical earnings of $6 million were $61 million lower than last year as a result of lower polyethylene and paraxylene margins as well as downtime associated with the tie-in of the Beaumont olefins expansion/upgrading project.

Corporate and Financing

  Corporate and Financing expenses of $57 million were $10 million lower than in the first quarter of 1998 primarily due to the timing of expenses and other one-time items.

MOBIL                                  - 10 -

DISCUSSION OF FINANCIAL CONDITION

  At March 31, 1999, total current assets of $8,867 million were $136 million higher than at year-end 1998. Cash and cash equivalents increased $43 million. Inventories increased, up $41 million, mainly due to a volume increase resulting from seasonal builds in light products. A $45 million increase in prepaid expenses resulted from an annual pattern of prepayments made in the first quarter.

  Total debt of Mobil and its subsidiaries was $8,552 million at March 31, 1999, up $851 million from year-end 1998. The debt-to-capitalization ratio was 31% at March 31, 1999, up from 29% at year-end 1998.

  Deferred credits and other noncurrent obligations decreased $223 million during the first quarter, 1999 primarily due to payments related to Mobil's investment in Kazakhstan.

  Shareholders' equity fell $95 million during the first three months of 1999. Earnings retained in the business was essentially the same as income offset common and preferred stock dividends. Accumulated other nonowners' equity decreased $143 million due to the effects of the strengthening U.S. dollar relative to local currencies in certain countries in which Mobil has significant operations.

  Return on average shareholders' equity, based on net income, was 7.7% for the twelve month period ended March 31, 1999, compared with 9.0% for the calendar year 1998. Return on average capital employed, based on net income, for the twelve month period ended March 31, 1999 was 6.6%, compared with 7.7% for the calendar year 1998.

  Whenever external financing is needed, Mobil and its subsidiary companies have ready access to multiple capital markets, including significant bank credit lines.

  At March 31, 1999, Mobil had effective shelf registration statements on file with the SEC permitting the offer and sale of $1,815 million of debt securities. Shelf registrations allowing the issuance of U.S. $1.7 billion of Euro-Medium-Term Notes and bonds having a principal amount of 30 billion Japanese yen were also in place.


Restructuring

    In 1998, Mobil implemented new restructuring programs in Australia and New Zealand, and in Latin America, to integrate fuels and lubes operations. Mobil recorded a provision of $50 million ($41 million after tax). The balance in the reserve at March 31, 1999 was $26 million. The reduction was mainly due to cash outlays.

    In 1997, Mobil and BP announced that the alliance would implement a major restructuring of its lubricant oil refining business. Mobil recorded reserves in 1997 of $86 million ($82 million after tax). The amount remaining in the reserve at March 31, 1999 was $32 million. The reduction was due to cash outlays.

MOBIL                                  - 11 -

Restructuring--concluded

    Also during 1997, Mobil initiated two major cost savings initiatives in Asia-Pacific--one in Japan in response to the deregulated business environment and the other in Australia. At that time, Mobil recorded reserves of $172 million ($107 million after tax). The amount remaining in the reserves at March 31, 1999 was $26 million. The reduction was due to cash outlays.


Year 2000 Project

  Mobil is engaged in a company-wide effort (Project) to address the issues that are likely to arise if computer programs and embedded computer chips are unable to properly recognize dates in and after the year 2000. The Project is focused on three main areas: the information technology (IT) systems in Mobil's computers and computer software, including those that are linked to the systems of third parties; the non-IT systems embedded in equipment that controls or monitors Mobil's operating assets; and Mobil's business relationships with third parties (referred to herein as external agents). The thrust of the Project is to address those of Mobil's IT systems, non-IT systems and relationships with external agents which Mobil judges to be materially important to Mobil. These systems or relationships, referred to herein as materially important, are those whose failure for year 2000 reasons would likely: put the safety of individuals at risk; lead to damage to property or the environment; put in jeopardy the value of Mobil's name or intellectual property; or trigger a significant adverse consequence to Mobil's financial performance or condition.

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

  Project work dealing with relationships with external agents has the following three phases: (1) inventory and assessment: inventorying Mobil's relationships with external agents and making judgments as to which of those relationships would likely be materially important; (2) communication and evaluation: sending letters and questionnaires to those external agents whose relationships are judged to be materially important to elicit information about the plans and actions of those external agents to achieve timely year 2000 readiness, and evaluating the information so obtained; and (3) follow up: contacting external agents with whom Mobil has already communicated to obtain further assurance that such external agents will achieve timely year 2000 readiness.

  Additional Project work, discussed below, involves identifying scenarios involving failures for year 2000 reasons of materially important IT and non-IT systems or materially important relationships with external agents and developing contingency plans for mitigating the impact of such failures.


MOBIL                                  - 12 -

  The inventory and assessment and the strategy and planning phases of the work dealing with IT systems are complete. The execution phase of this work involves both application and infrastructure repair and systems upgrades and replacements. Application and infrastructure repair involves: the remediation and testing of non-compliant code; the remediation, replacement and testing of computing infrastructure and telecommunications devices; and the upgrading and testing of end user applications. The application and infrastructure repair work, which is being performed by both Mobil personnel and third parties specializing in resolving year 2000 issues, is expected to be completed by June 30, 1999, and Mobil estimates that approximately 95% of the projects comprising this work had been completed as of March 31, 1999. The systems upgrade and replacement work consists of the implementation of a major integrated enterprise software system in North America (which would have been implemented regardless of year 2000 considerations) and numerous other systems. All of this work is expected to be essentially completed by June 30, 1999. Based on calculations that reflect successful attainment of milestones, Mobil estimates that approximately 95% of the major integrated enterprise software system implementation project had been completed as of March 31, 1999. Mobil estimates that approximately 77% of the projects comprising the work to upgrade and replace other systems had been completed as of March 31, 1999.

  The inventory and assessment and the strategy and planning phases of the work dealing with non-IT systems are essentially complete. The execution phase of this work, much of which is being performed by the vendors of the products involved, is expected to be completed by June 30, 1999, and Mobil estimates that approximately 68% of the projects comprising this work had been completed as of March 31, 1999. This brought the percentage of year 2000 compliant non-IT systems in Mobil's inventory of materially important non-IT systems to approximately 92% as of that date.

  The inventory and assessment phase of the work dealing with relationships with external agents is complete. The communication and evaluation phase of this work is also complete, with all external agents whose relationships Mobil judges to be materially important having been contacted as of March 31, 1999. As of the same date, approximately 77% of the external agents contacted had responded. The follow-up phase of this work (which will include contacting again those external agents from whom responses have not yet been received and developing contingency plans relating to those external agents whose responses raise issues or who do not respond) will be undertaken on a continuous, ongoing basis through the end of 1999 by the teams developing contingency plans in the business units, discussed below under "Risks and Contingency Plans."

Cost

  The costs associated with the Project (all on a pre-tax basis) are being spent over a three-year period. There are two categories of these costs: (1) costs that are being incurred solely to achieve year 2000 compliance and (2) costs that are being incurred to install new systems that improve business functionality and in many cases concurrently provide year 2000 compliance. Mobil estimates that the costs to be incurred solely to achieve year 2000 compliance will total approximately $185 million (which includes about $20 million for contingencies which will only be spent if unforeseen repairs are required in late 1999 and/or early 2000), of which the costs of dealing with IT systems are expected to be about $168 million and the costs of dealing with


MOBIL                                  -13 -
non-IT systems are expected to be about $17 million (the costs of dealing with relationships with external agents are expected to be minimal). As of March 31, 1999, about $132 million of the total costs estimated to be incurred solely to achieve year 2000 compliance had been expended. Mobil estimates that the costs to be incurred for new systems that improve business functionality and in many cases concurrently provide year 2000 compliance will total approximately $280 million, and as of March 31, 1999, about $233 million of these costs had been expended, of which $84 million was expensed as incurred and approximately $149 million was capitalized.

  All Project costs are being funded with cash flows from operations. The $185 million which Mobil estimates will be expended solely to achieve year 2000 compliance represents less than 15% of Mobil's estimated total IT budget for the period covered by the Project. This entire amount is being expensed as it is incurred. Of the $280 million which Mobil estimates will be expended on new systems that improve business functionality and in many cases concurrently provide year 2000 compliance, approximately $105 million is being expensed as it is incurred and approximately $175 million is being capitalized.

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

  The failure or failures of systems for year 2000 reasons could also give rise to liability to third parties. Mobil has not yet attempted to assess the potential for such liability, and hence cannot say whether such liability presents a material risk independent of the risk that such failure or failures could have a material adverse effect on Mobil's results of operations, liquidity and/or financial condition.

  To minimize the risks associated with the year 2000 issue referred to in the second preceding paragraph, Mobil has begun work (1) to identify scenarios involving possible failures for year 2000 reasons of materially important systems and relationships with external agents and (2) to develop contingency plans for mitigating the impact of these scenarios. Mobil operates a portfolio of diverse businesses which have facilities and operations throughout the world


MOBIL                                  -14 -

Year 2000 Project--concluded

and are managed regionally. Mobil believes that the most reasonably likely worst case scenarios, should they occur, will be encountered at facilities or operations located in one or more of these regions. Accordingly, a risk-based contingency planning process has been developed for execution by each business unit in its unique operating environment, focusing on its business-specific risks. Contingency planning project leaders were trained in the process during the first six weeks of 1999. Teams in the business units will develop and implement contingency plans with a target completion date of September 30, 1999. Mobil also plans to adapt its existing crisis response model to encompass failures for year 2000 reasons of materially important systems or relationships with external agents.

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

  Actual results could differ materially from the estimates expressed in such forward-looking statements, due to a number of factors. These factors, which are not necessarily all the key factors that could cause such differences, include the following: Mobil's failure to judge accurately which of Mobil's systems and relationships with external agents are materially important; Mobil's inability to obtain and retain the staff and third-party assistance necessary to complete the not-yet-completed phases of the Project in accordance with Mobil's estimated timetables; the inability of such staff and third parties (1) to locate and correct all non-year 2000 compliant computer code in materially important systems and test such corrected code and (2) to install and test upgrades or new systems containing year 2000-compliant computer code, all in accordance with Mobil's estimated timetables; unforeseen costs of completing Project work; Mobil's inability or failure to identify significant year 2000 issues not now contemplated; and the failure of external agents to achieve timely year 2000 readiness.

MOBIL                                  - 15 -

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

   Mobil has fixed and floating rate U.S. and foreign currency denominated debt. Mobil's benchmark for interest rates is 100% floating rate. Mobil uses interest rate swaps, cross-currency interest rate swaps, futures, forward exchange contracts and option contracts to manage its debt portfolio toward the established benchmark. These instruments have the effect of changing the interest rate with the objective of minimizing Mobil's borrowing costs.

    The value at risk as measured against the above management-defined benchmark for interest rate risk was $4 million at December 31, 1998 and $26 million at March 31, 1999. The increase in the value at risk was due to termination of interest rate swaps which had been entered into to convert cash flows from fixed rate debt to floating debt.

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

MOBIL                                  - 16 -

Item 1.  Legal Proceedings--concluded

potentially responsible parties have been named in court or administrative proceedings by federal or state agencies seeking the cleanup of these sites. The relief normally sought in the proceedings is the payment by the potentially responsible parties of the costs of removing hazardous substances from, and remediating, the sites in question. Mobil has also been named as a defendant in various suits brought by private parties alleging injury from disposal of wastes at these sites. The ultimate impact of these proceedings on the business or accounts of Mobil cannot be predicted at this time due to the large number of other potentially responsible parties and the speculative nature of cleanup cost estimates, but based on our long experience in managing environmental matters, we do not anticipate that the aggregate level of future remediation costs will increase above recent levels so as to materially and adversely affect our consolidated financial position or liquidity.

  On March 18, 1999, a previously-reported matter, in which the EPA had filed an administrative complaint with the USEPA hearing clerk, was settled with the filing of a Consent Agreement and Consent Order. The EPA had alleged that the operations of Mobil Oil Corporation's Beaumont, Texas refinery had violated the Clean Air Act by reason of alleged violations of the New Source Performance Standard ("NSPS") requirements for petroleum storage tanks and alleged violations of fugitive emission requirements under the NSPS and the National Emissions Standards for Hazardous Air Pollutants, and had sought a penalty of $158,000. The matter was settled with the payment of a $79,000 penalty.

  During the first quarter of 1999, California's Santa Barbara County Air Pollution Control District ("SBAPCD") referred a matter to the Santa Barbara District Attorney after Mobil Oil Corporation and the SBAPCD were unable to settle the matter via a mutual settlement process. The SBAPCD had issued Notices of Violations to Mobil Oil Corporation alleging violations of local and state air quality regulations relating to pressure decay testing and air to liquid ratio testing at fourteen Mobil Oil Corporation service stations in Santa Barbara County in 1997, 1998 and 1999. No complaint has yet been filed but the amount of the penalty that might be sought could exceed $100,000.

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


Item 2.  Changes in Securities.
  None.

Item 3.  Defaults Upon Senior Securities.
  None.


MOBIL                                  - 17 -

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

    The following exhibits are filed with this report:

         12.  Computation of Ratio of Earnings to Fixed Charges
         27.  Financial Data Schedule

  Reports on Form 8-K.

  Mobil filed the following Current Reports on Form 8-K during and subsequent to the end of the first quarter:

     Date of 8-K                      Description of 8-K

   January 27, 1999     Submitted a copy of the Mobil News Release dated
                        January 27, 1999, reporting Mobil's estimated earnings for the fourth quarter and full year 1998.

   April 23, 1999       Submitted a copy of the Mobil News Release dated
                        April 23, 1999, reporting Mobil's estimated earnings for the first quarter of 1999.

   May 6, 1999          Submitted a copy of the Mobil New Release dated
                        May 6, 1999, reporting Mobil and Exxon announced expectation of antitrust review completion.







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

REGISTRANT                      MOBIL CORPORATION


BY
                                /S/ STEVEN L. DAVIS
NAME AND TITLE                  Steven L. Davis, Controller;
                                Principal Accounting Officer

DATE                            May 12, 1999




                                EXHIBIT INDEX

EXHIBIT                                            SUBMISSION MEDIA
-------                                            ----------------

  12.  Computation of Ratio of Earnings              Electronic
       to Fixed Charges

  27.  Financial Data Schedule                       Electronic




MOBIL                                  - 19 -