Form 10-Q
period 1999-06-30
MOBIL CORP
filed 1999-08-11
CIK 67182

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

              For the quarterly period ended June 30, 1999


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

  The number of shares outstanding of the registrant's common stock, all of which comprise a single class with a $1.00 par value, as of July 30, 1999, the latest practicable date, was 783,084,969.
  ------------------------------------------------------------




                          MOBIL CORPORATION

                              Form 10-Q
                          Quarterly Report
                            June 30, 1999

                          TABLE OF CONTENTS

 ----------------------------------------------------------------

   PART I - FINANCIAL INFORMATION                             Page

    Item 1.  Condensed Consolidated Financial Statements
               Consolidated Statement of Income for the
                 Three and Six Months Ended
                 June 30, 1998 and 1999 .......................  1
               Consolidated Balance Sheet at December 31, 1998
                 and June 30, 1999 ............................  2
               Consolidated Statement of Cash Flows for the
                 Six Months Ended June 30, 1998 and 1999 ......  3
               Segment Information ............................  4
               Notes to Condensed Consolidated Financial
                 Statements ...................................  5

    Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition ..........  8


   PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings ................................ 20
    Item 2.  Changes in Securities ............................ 21
    Item 3.  Defaults Upon Senior Securities .................. 21
    Item 4.  Submission of Matters to a Vote of Security
               Holders ........................................ 21
    Item 5.  Other Information ................................ 22
    Item 6.  Exhibits and Reports on Form 8-K ................. 22

   SIGNATURE .................................................. 23

   EXHIBIT INDEX .............................................. 24

   Exhibit 12.  Computation of Ratio of Earnings to Fixed
                   Charges .................................... 25
   ----------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                                MOBIL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                     (In millions, except per-share amounts)

                                         For the Three Months|For the Six Months
                                             Ended June 30,  |   Ended June 30,
                                          ------------------ | -----------------
                                           1998     1999     |   1998     1999
                                          -------  -------   | --------  -------
Revenues                                                     |
  Sales and services (a) .................$13,023  $13,966   |  $26,411  $25,957
  Income from equity affiliates ..........     55      120   |      181      203
  Income from asset sales, interest                          |
    and other ............................    155      160   |      271      269
                                          -------  -------   |  -------  -------
                                                             |
    Total Revenues ....................... 13,233   14,246   |   26,863   26,429
                                          -------  -------   |  -------  -------
Costs and Expenses                                           |
  Crude oil, products and operating                          |
    supplies and expenses ................  8,074    8,823   |   16,477   16,233
  Exploration expenses ...................     97      130   |      171      221
  Selling and general expenses ...........    939      953   |    1,873    1,752
  Depreciation, depletion and amortization    621      600   |    1,220    1,197
  Interest and debt discount expense .....     30       77   |      123      159
  Taxes other than income taxes (a) ......  2,438    2,647   |    4,731    5,140
  Income taxes ...........................    392      267   |      921      514
                                          -------  -------   |  -------  -------
    Total Costs and Expenses ............. 12,591   13,497   |   25,516   25,216
                                          -------  -------   |  -------  -------
Net Income ...............................$   642  $   749   |  $ 1,347  $ 1,213
                                          =======  =======   |  =======  =======
                                                             |
Net Income Per Common Share ..............$  0.81  $  0.95   |  $  1.69  $  1.54
                                          =======  =======   |  =======  =======
  Assuming Dilution ......................$  0.79  $  0.93   |  $  1.65  $  1.51
                                          =======  =======   |  =======  =======
Dividends Per Common Share ...............$  0.57  $  0.57   |  $  1.14  $  1.14
                                          =======  =======   |  =======  =======
                                                             |
                                                             |
                                                             |
--------------                                               |
                                                             |
(a) Includes excise and state gasoline                       |
      taxes of ...........................$ 1,543  $ 1,542   |  $ 2,894  $ 2,974


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

MOBIL                                  - 1 -

                                MOBIL CORPORATION
                            CONSOLIDATED BALANCE SHEET
                                  (In millions)

                                                             Dec. 31,   June 30,
                                     ASSETS                    1998       1999
                                                             -------    -------
Current Assets
  Cash and cash equivalents ................................ $   714    $   693
  Accounts and notes receivable ............................   5,518      5,752
  Inventories ..............................................   1,911      2,076
  Prepaid expenses and other current assets ................     520        551
  Deferred income taxes ....................................      68         80
                                                             -------    -------
    Total Current Assets ...................................   8,731      9,152

Investments and Long-Term Receivables ......................   8,490      8,329

Properties, Plants and Equipment ...........................  48,681     49,230
Less: Accumulated Depreciation, Depletion and Amortization .  23,954     24,304
                                                             -------    -------
Net Properties, Plants and Equipment .......................  24,727     24,926

Deferred Charges and Other Assets ..........................     806        827
                                                             -------    -------
    Total Assets ........................................... $42,754    $43,234
                                                             =======    =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term debt .......................................... $ 3,982    $ 5,425
  Accounts payable .........................................   3,707      3,910
  Accrued liabilities ......................................   2,943      2,574
  Income, excise, state gasoline and other taxes payable ...   1,986      1,867
  Deferred income taxes ....................................     328        330
                                                             -------    -------
    Total Current Liabilities ..............................  12,946     14,106

Long-Term Debt .............................................   3,719      3,723
Reserves for Employee Benefits .............................   2,060      1,964
Accrued Restoration, Removal and Environmental Costs .......   1,011      1,003
Deferred Credits and Other Noncurrent Obligations ..........   1,021        740
Deferred Income Taxes ......................................   3,254      3,011
Minority Interest in Subsidiary Companies ..................     373         97
                                                             -------    -------
    Total Liabilities ......................................  24,384     24,644
                                                             -------    -------
Shareholders' Equity
  Preferred stock (ESOP-related) -- shares issued and
    outstanding: 164,986 at December 31, 1998 and
    161,111 at June 30, 1999 ...............................     641        626
  Unearned employee compensation and benefit
    plan trust .............................................    (668)      (647)
  Common stock -- $1.00 par value; shares authorized:
    1,200,000,000; shares issued: 897,947,485 at
    December 31, 1998 and 900,417,716 at June 30, 1999 .....     898        900
  Capital surplus ..........................................   1,649      1,721
  Earnings retained in the business ........................  20,534     20,831
  Accumulated other nonowners' equity ......................  (1,058)    (1,215)
  Common stock held in treasury, at cost -- shares:
    117,414,000 at December 31, 1998 and June 30, 1999 .....  (3,626)    (3,626)
                                                             -------    -------
    Total Shareholders' Equity .............................  18,370     18,590
                                                             -------    -------
Total Liabilities and Shareholders' Equity ................. $42,754    $43,234
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

                              MOBIL CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In millions)

                                                           For the Six Months
                                                              Ended June 30,
                                                           -------------------

                                                              1998        1999
                                                           -------     -------
Cash Flows from Operating Activities
  Net Income .........................................     $ 1,347     $ 1,213
  Adjustments to reconcile to net cash from
    operating activities:
      Depreciation, depletion and amortization .......       1,220       1,197
      Deferred income taxes ..........................         (37)       (211)
      Earnings less (greater)than distributions from
        equity affiliates ............................         128          (6)
      Exploration expenses (includes noncash
        charges:  1998-$11; 1999-$27) ................         171         221
      Gain on sales of properties, plants and
        equipment and other assets ...................         (64)        (50)
      Increase in working capital items ..............      (1,068)       (683)
      Other, net .....................................         (48)          7
                                                           -------     -------
Net Cash from Operating Activities ...................       1,649       1,688
                                                           -------     -------
Cash Flows from Investing Activities
  Capital and exploration expenditures ...............      (2,008)     (1,808)
  Proceeds from sales of properties, plants and
    equipment and other assets .......................         170          72
  Payments attributable to investments and
    long-term receivables ............................        (247)       (333)
                                                           -------     -------
Net Cash Used in Investing Activities ................      (2,085)     (2,069)
                                                           -------     -------
Cash Flows from Financing Activities
  Cash dividends .....................................        (916)       (916)
  Proceeds from borrowings having original
    terms greater than three months ..................         620         968
  Repayments of borrowings having original
    terms greater than three months ..................        (588)     (1,196)
  Increase in other borrowings .......................       1,746       1,733
  Increase/(decrease)in minority interest ............          25        (275)
  Proceeds from issuance of common stock .............          58          74
  Purchase of common stock for treasury ..............        (277)         -
                                                           -------     -------
Net Cash Provided by Financing Activities ............         668         388
                                                           -------     -------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents ...................................           5         (28)
                                                           -------     -------
Net Increase/(Decrease) in Cash and Cash Equivalents .         237         (21)
Cash and Cash Equivalents - Beginning of Period ......         820         714
                                                           -------     -------
Cash and Cash Equivalents - End of Period ............     $ 1,057    $    693
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

                                MOBIL CORPORATION
                               SEGMENT INFORMATION
                                  (In millions)

                                         For the Three Months|For the Six Months
                                            Ended June 30,   |  Ended June 30,
                                           ----------------- | ---------------
                                           1998(1)    1999   | 1998(1)   1999
                                           --------  ------  |--------  ------
Revenues by Segment                                          |
                                                             |
  Exploration & Producing--  Third Party ..  $ 1,472 $ 1,404 |$ 3,075  $ 2,742
                         --  Intersegment..      582     871 |  1,327    1,479
  Marketing & Refining   --  Third Party ..   11,070  12,225 | 22,359   22,478
                         --  Intersegment..      105     208 |    351      294
  Chemical               --  Third Party ..      661     601 |  1,362    1,147
                         --  Intersegment..       76      74 |    146      139
  Corporate and Other .....................       30      16 |     67      62
  Intersegment Elimination ................     (763) (1,153)| (1,824)  (1,912)
                                             ------- ------- | ------  -------
                                                             |
     Total Revenues .......................  $13,233 $14,246 |$26,863  $26,429
                                             ======= ======= |=======  =======
 (1) Prior year data reclassified to conform with current year presentation.




INVESTMENT SPENDING
 (In millions)                          Second Quarter       First Six Months

 Capital and Exploration Expenditures     1998    1999          1998     1999
                                         -----   -----         -----    -----
                                                           |
   Exploration & Producing  - U.S. ...  $  174  $   69     |  $  272   $  148
                            - Intl. ..     765     717     |   1,266    1,385
                                                           |
   Marketing & Refining     - U.S. ...     103      56     |     163       96
                            - Intl. ..      70      39     |     113       74
                                                           |
 Chemical ............................      70      21     |      96       63
                                                           |
 Other ...............................      70      21     |      98       42
                                        ------  ------     |  ------   ------
   Total Capital and Exploration                           |
     Expenditures ....................  $1,252  $  923     |  $2,008   $1,808
                                        ------  ------     |  ------   ------
 Cash Investments in Equity Companies      255     100     |     352      444
                                        ------  ------     |  ------   ------
 Total Investment Spending ...........  $1,507  $1,023     |  $2,360   $2,252
                                        ======  ======     |  ======   ======
------------------------------                             |
 Memo:                                                     |
 Exploration Expenses charged                              |
   to income, included above                               |
                            - U.S. ...  $   32  $   25     |  $   49   $   48
                            - Intl. ..      65     105     |     122      173
                                        ------  ------     |  ------   ------
     Total Exploration Expenses ......  $   97  $  130     |  $  171   $  221
                                        ======  ======     |  ======   ======






Note:  Results of operations by segment are presented on page 8.




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

MOBIL                              - 4 -

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

2.  Changes In Nonowners' Equity

  The components of changes in nonowners' equity, net of related tax for the three months and six months ended June 30, 1998 and 1999, respectively, are as follows:
--------------------------------------------------------------------------------

(In millions)                                    Three Months  |    Six Months
                                                Ended June 30, |  Ended June 30,
                                                --------------    --------------
                                                 1998    1999  |   1998    1999
                                               ------  ------  | ------  ------
 Net Income .................................. $  642  $  749  | $1,347  $1,213
 Foreign currency translation adjustments ....   (195)     14  |   (173)    157
                                                -----   -----  |  -----   -----
 Changes in nonowners' equity ................ $  447  $  763  | $1,174  $1,370
                                                =====   =====  |  =====   =====
   -----------------------------------------------------------------------------


MOBIL                                - 5 -

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


     ----------------------------------------------------------------------
      (In millions)                                    For the Six Months
                                                          Ended June 30,
                                                      --------------------
                                                          1998      1999
      Changes in Working Capital Items
      (Increases)/decreases

       Accounts and notes receivable ................. $   672   $  (388)
       Inventories ...................................    (180)     (144)
       Prepaid expenses and other current assets .....     (57)      (36)
       Accounts payable ..............................    (905)      297
       Accrued liabilities ...........................    (346)     (321)
       Income, excise, state gasoline and
         other taxes payable .........................    (252)      (91)
                                                       -------   --------
       Increase in working capital items ............. $(1,068)  $(  683)
                                                       =======   ========

4.  Net Income per Share

(In millions, except for per-share amounts; number of shares in thousands)

                                                           For the Three Months
                                                              Ended June 30,
                                                           --------------------
                                                              1998      1999
                                                             -----     -----
Net Income ..............................................  $   642   $   749
Less: dividends on preferred stock ......................       12        12
                                                           -------   -------
Adjusted net income applicable to common shares .........  $   630   $   737
                                                           =======   =======
Weighted average number of basic common shares
  outstanding ...........................................  781,572   775,264
                                                           =======   =======
Net income per common share .............................  $  0.81   $  0.95
                                                           =======   =======

Net Income ..............................................  $   642   $   749
Less: additional contribution to ESOP ...................        1         2
Less: Stock Appreciation Rights compensation
        (expense) income ................................        -        (3)
                                                           -------   -------
Adjusted net income applicable to common shares .........  $   641   $   750
                                                           =======   =======
Weighted average number of basic common shares
  outstanding ...........................................  781,572   775,264
Issuable on assumed exercise of stock options ...........   12,682    15,175
Assumed conversion of preferred stock ...................   16,857    16,156
                                                           -------   -------
     Total ..............................................  811,111   806,595
                                                           =======   =======
Net income per common share -- assuming dilution ........  $  0.79   $  0.93
                                                           =======   =======

MOBIL                                 - 6 -

4.  Net Income per Share (concluded)

(In millions, except for per-share amounts; number of shares in thousands)

                                                            For the Six Months
                                                              Ended June 30,
                                                           -------------------
                                                              1998      1999
                                                             -----     -----
Net Income ..............................................  $ 1,347   $ 1,213
Less: dividends on preferred stock ......................       25        24
                                                           -------   -------
Adjusted net income applicable to common shares .........  $ 1,322   $ 1,189
                                                           =======   =======
Weighted average number of basic common shares
  outstanding ...........................................  781,843   774,503
                                                           =======   =======
Net income per common share .............................  $  1.69   $  1.54
                                                           =======   =======

Net Income ..............................................  $ 1,347   $ 1,213
Less: additional contribution to ESOP ...................        3         3
Less: Stock Appreciation Rights compensation
        (expense) income ................................        4        (3)
                                                           -------   -------
Adjusted net income applicable to common shares .........  $ 1,340   $ 1,213
                                                           =======   =======
Weighted average number of basic common shares
  outstanding ...........................................  781,843   774,503
Issuable on assumed exercise of stock options ...........   11,898    13,956
Assumed conversion of preferred stock ...................   16,929    16,254
                                                           -------   -------
     Total ..............................................  810,670   804,713
                                                           =======   =======
Net income per common share -- assuming dilution ........  $  1.65   $  1.51
                                                           =======   =======




MOBIL                                - 7 -

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS
 -------------------------------------------------------------------------------

   REPORTED EARNINGS             Second Quarter       |First Six Months
     (In millions)               _____________ Incr./ |_________________ Incr./
                                              (Decr.) |                 (Decr.)
                                  1998   1999         |   1998    1999
                                  ----   ----  -----      ----    ----  ------
  Exploration & Producing                             |
      -- United States ..........$  44  $  82  $  38  | $  124  $  105  $  (19)
      -- International ..........  191    419    228  |    501     627     126
                                 -----  -----  -----  | ------  ------  ------
  Total Exploration & Producing .  235    501    266  |    625     732     107
                                 -----  -----  -----  | ------  ------  ------
                                                      |
  Marketing & Refining                                |
      -- United States ..........  194    198      4  |    280     288       8
      -- International ..........  210    122    (88) |    439     323    (116)
                                 -----  -----  -----  | ------  ------  ------
  Total Marketing & Refining.....  404    320    (84) |    719     611    (108)
                                 -----  -----  -----  | ------  ------  ------
                                                      |
  Chemical ......................   58     24    (34) |    125      30     (95)
                                                      |
  Corporate and Financing (a)....  (55)   (96)   (41) |   (122)   (160)    (38)
                                 -----  -----  -----  | ------  ------  ------
                                                      |
  Net Income ....................$ 642  $ 749  $ 107  | $1,347  $1,213  $ (134)
                                 =====  =====  =====  | ======  ======  ======
 -------------------------------------------------------------------------------

   OPERATING EARNINGS            Second Quarter       |First Six Months
     (Adjusted for Special Items)_____________ Incr./ |_________________ Incr./
        (In millions)                         (Decr.) |                 (Decr.)
                                  1998   1999         |   1998    1999
                                  ----   ----  -----      ----    ----   -----
  Exploration & Producing                             |
      -- United States ..........$  44  $  82  $  38  | $  124  $  105  $  (19)
      -- International ..........  191    300    109  |    501     508       7
                                 -----  -----  -----  | ------  ------  ------
  Total Exploration & Producing .  235    382    147  |    625     613     (12)
                                 -----  -----  -----  | ------  ------  ------
                                                      |
  Marketing & Refining                                |
      -- United States ..........  194    198      4  |    280     288       8
      -- International ..........  223    122   (101) |    462     323    (139)
                                 -----  -----  -----  | ------  ------  ------
  Total Marketing & Refining.....  417    320    (97) |    742     611    (131)
                                 -----  -----  -----  | ------  ------  ------
                                                      |
  Chemical ......................   58     24    (34) |    125      30     (95)
                                                      |
  Corporate and Financing (a)....  (55)   (76)   (21) |   (122)   (133)    (11)
                                 -----  -----  -----  | ------  ------  ------
  Income Excluding Special Items.  655    650     (5) |  1,370   1,121    (249)
                                                      |
  Special Items (table on page 9)  (13)    99    112  |    (23)     92     115
                                 -----  -----  -----  | ------  ------  ------
  Net Income ....................$ 642  $ 749  $ 107  | $1,347  $1,213  $ (134)
                                 =====  =====  =====  | ======  ======  ======
 -------------------------------------------------------------------------------

 (a) Corporate and Financing includes corporate administrative expenses, net financing expense and other items.
 -------------------------------------------------------------------------------



MOBIL                                - 8 -

--------------------------------------------------------------------------------

  SPECIAL ITEMS                          Second Quarter  |  First Six Months
    (In millions)                       ---------------- | ------------------
                                          1998    1999   |    1998     1999
                                          ----    ----        ----     ----
                                                         |
    Deferred Tax Benefit .............. $   -    $ 141   |   $  -     $ 141
    Exxon Mobil Merger-Related Costs        -      (20)  |      -       (27)
    Asset Impairment/Write-off              -      (22)  |      -       (22)
    Restructuring .....................    (13)     -    |     (23)      -
                                         -----   -----   |   -----    -----
    Total Special Items ...............  $ (13)  $  99   |   $ (23)   $  92
                                         =====   =====       =====    =====
--------------------------------------------------------------------------------
CONSOLIDATED RESULTS OVERVIEW

SECOND QUARTER 1999 COMPARED WITH SECOND QUARTER 1998

  Consolidated second quarter net income was $749 million, an increase of $107 million from the $642 million reported for the second quarter of 1998. Earnings per common share, assuming dilution, for the second quarter of 1999 were $0.93, compared with $0.79 for the second quarter of 1998. Special items included in this year's second quarter were a $141 million upstream tax benefit in Indonesia offset by charges of $22 million for the write-off of an upstream property in Venezuela and $20 million for costs related to the proposed Exxon Mobil merger. The second quarter of 1998 included special charges of $13 million for implementation expenses associated with the Mobil-British Petroleum (BP) downstream alliance. Excluding special items from both periods, second quarter 1999 operating earnings of $650 million were essentially unchanged from the $655 million earned in the same period last year.

  Industry fundamentals lowered this year's second quarter results by about $110 million versus the comparable period last year. Higher crude oil prices were more than offset by lower worldwide natural gas prices, weaker margins in refining and marketing, especially in Mobil's international markets, and lower petrochemical margins. However, Mobil's ongoing self-help programs generated about $140 million of benefits, thereby offsetting the impact of these unfavorable industry fundamentals and higher exploration expenses.

  The Upstream benefited from higher worldwide crude oil prices and lower operating expenses. Mobil continued to see the benefits from its refocused investment program, which resulted in lower new business expenses, and from asset rationalization synergies, such as the swap done with Arco last year.
These benefits were offset somewhat by higher exploration expenses, lower natural gas prices and a 3% decline in production versus the second quarter of last year. Higher volumes from key growth areas in Eastern Canada (Hibernia), Equatorial Guinea, Kazakhstan (Tengiz) and Nigeria (Oso NGL project) were more than offset by the impact of anticipated contractual reductions in Indonesia and natural field declines in mature areas.

  In the Downstream, Mobil's U.S. operations achieved record earnings for the quarter as benefits from expense initiatives, strong refining performance, sales volume growth and higher lube income more than offset lower industry margins. In the international area, earnings declined significantly as refining margins continued to collapse in the face of product oversupply. Additionally, marketing margins eroded as product prices lagged the increase in crude oil costs and were impacted by competitive pressures in several markets. Again, continuing self-help improvements, particularly in Asia-Pacific, helped offset the deterioration in industry fundamentals.


MOBIL                              - 9 -

  In Chemical, earnings were down significantly, reflecting lower polyethylene and paraxylene margins.

  Crude oil prices, after deteriorating during the entire year of 1998 and most of the first quarter of 1999, have recently shown significant improvement. However, international refining and marketing margins remain depressed, as do margins for most of Mobil's petrochemical business. Industry fundamentals, as reflected in these price and margin swings, continue to be unpredictable in the near term. Therefore, Mobil will continue to focus on self-help initiatives to sustain and grow earnings.

  Worldwide revenues in the second quarter of 1999 of $14,246 million were $1,013 million higher than revenues in the second quarter of 1998, reflecting the effects of higher worldwide average crude oil prices and higher overall worldwide sales volumes. These increases were somewhat offset by the effects of lower worldwide average natural gas prices, lower petroleum product prices and lower petrochemical prices.

  Crude oil, products and operating supplies and expenses increased by $749 million to $8,823 million, primarily due to higher crude oil prices and higher overall sales volumes, slightly offset by lower worldwide natural gas prices, petroleum product prices and petrochemicals prices as well as lower volume-related expenses. Taxes other than income taxes increased $209 million to $2,647 million, mainly due to the effects of higher sales volumes, particularly in the U.S. and Japan. Income tax expense decreased $125 million to $267 million, mainly due to a deferred tax benefit of $141 million related to recovery of exploration expenses incurred in prior years.


FIRST SIX MONTHS 1999 COMPARED WITH FIRST SIX MONTHS 1998

  Mobil's first half 1999 net income was $1,213 million, compared with $1,347 million for the same period in 1998. This year's net income included a $141 million upstream tax benefit related to our operations in Indonesia offset by special charges of $27 million for costs related to the proposed Exxon Mobil merger and $22 million for the write-off of an upstream property in Venezuela. First half 1998 net income included special charges of $23 million for Mobil-BP European downstream alliance implementation costs.

  Excluding special items, first half operating earnings of $1,121 million were down $249 million, or 18%, from the comparable period in 1998. The decline was primarily due to lower worldwide natural gas prices, higher exploration expenses, lower downstream margins in all major markets and lower petrochemicals margins. Lower expenses, better refinery performance and benefits from self-help initiatives partly offset the effects of these negative factors.

  Six month 1999 revenues of $26,429 million were $434 million lower than revenues in the same period of 1998 primarily due to the effects of lower average worldwide natural gas and petroleum product prices. Petrochemical prices were also lower. These decreases were partly offset by effects of higher worldwide crude oil prices and overall sales volumes.


MOBIL                              - 10 -

  Crude oil, products and operating supplies and expenses decreased by $244 million to $16,233 million, primarily due to lower worldwide natural gas and petroleum product prices, partially offset by lower volume-related expenses. Selling and general expenses decreased $121 million to $1,752 million, mainly due to benefits from cost reduction initiatives. Taxes other than income taxes increased $409 million to $5,140 million, mainly due to the effects of higher sales volumes, particularly in the U.S. and Japan. Income tax expense decreased $407 million to $514 million, due to a lower level of pre-tax income and a deferred tax benefit of $141 million related to recovery of exploration expenses incurred in prior years.






MOBIL                               - 11 -

Exploration and Producing
-------------------------
Exploration and Producing
  Selected Operating Data             Second Quarter         First Six Months
                                 -----------------------   ---------------------
                                          Incr./(Decr.)            Incr./(Decr.)
                                          -------------           -------------
                                 1998   1999   Vol.  %    1998   1999   Vol.  %
                                 ----   ----  ---- ----   ----   ---- ----- ---
Net Crude Oil and NGL                                  |
  Production (TBD)   - U.S. ..    242    243     1   - |   241    243     2   1
                     - Intl. .    677    705    28   4 |   679    709    30   4
                                -----  ----- -----     | -----  ----- -----
    Total ....................    919    948    29   3 |   920    952    32   3
                                =====  ===== =====     | =====  ===== =====
Net Natural Gas                                        |
  Production (MMCFD) - U.S. ..  1,119    863  (256)(23)| 1,121    882  (239)(21)
                     - Intl.(a) 3,074  2,875  (199) (6)| 3,323  3,032  (291) (9)
                                -----  ----- -----     | -----  ----- -----
    Total ....................  4,193  3,738  (455)(11)| 4,444  3,914  (530)(12)
                                =====  ===== =====     | =====  ===== =====
TOTAL NET PRODUCTION (TBDOE)..  1,679  1,625   (54) (3)| 1,725  1,661   (64) (4)
                                =====  ===== =====     | =====  ===== =====
--------------------------------------------------------------------------------
(a) Year-to-date production reflects a downward restatement of Indonesia first quarter 1998.

SECOND QUARTER 1999 COMPARED WITH SECOND QUARTER 1998

  Exploration and Producing net income was $501 million in the second quarter of 1999 versus last year's income of $235 million. This quarter's results included a special deferred tax benefit of $141 million related to the recovery of exploration expenses incurred in prior years partially offset by a charge of $22 million for the write-off of a property in Venezuela. Last year's income did not include any specials items. Excluding special items from both years, operating earnings of $382 million were $147 million higher than last year's $235 million.

  In the United States, operating earnings of $82 million increased $38 million as higher crude oil prices and lower operating expenses were only partially offset by lower natural gas prices and lower natural gas production.

  International operating earnings of $300 million were $109 million higher, primarily reflecting an increase in crude oil prices and lower operating expenses. These benefits were partly offset by higher exploration expenses, lower natural gas prices and lower production. The effects of higher volumes from the key growth areas in Eastern Canada (Hibernia), Equatorial Guinea, Kazakhstan (Tengiz) and Nigeria (Oso NGL project) were more than offset by the impact of anticipated contractual reductions in Indonesia, natural field declines in mature areas and increased maintenance in the North Sea.


FIRST SIX MONTHS 1999 COMPARED WITH FIRST SIX MONTHS 1998

  Exploration and Producing net income of $732 million was $107 million higher than last year. The increase was mainly due to lower operating expenses and a $141 million deferred tax benefit related to the recovery of exploration expenses incurred in prior years. This increase was offset somewhat by higher exploration expenses and lower natural gas prices and production. The effects of higher liquids volumes from the key growth areas in Eastern Canada (Hibernia), Equatorial Guinea, Kazakhstan (Tengiz) and Nigeria (Oso NGL project) were more than offset by the impact on natural gas volumes of anticipated contractual reductions in Indonesia and natural field declines in mature areas.


MOBIL                              - 12 -

Marketing and Refining
----------------------

  Marketing and Refining            Second Quarter           First Six Months
   Selected Operating Data                  Incr./(Decr.)          Incr./(Decr.)
                                  1998    1999  Vol.  %    1998   1999  Vol.  %
                                 -----   -----  ---  --   -----  -----  ---  --
  Petroleum Product
    Sales (TBD)(a)   - U.S. ...  1,452   1,537   85   6 | 1,406  1,502   96   7
                     - Intl.(b)  1,915   1,896  (19) (1)| 1,941  1,958   17   1
                                 -----   -----  ---     | -----  -----  ---
       Total ..................  3,367   3,433   66   2 | 3,347  3,460  113   3
                                 =====   =====  ===     | =====  =====  ===
                                                        |
  Refinery Runs (TBD)                                   |
                     - U.S. ...    941     804 (137)(15)|   921    792 (129)(14)
                     - Intl.(b)  1,230   1,270   40   3 | 1,265  1,294   29   2
                                 -----   -----  ---     | -----  -----  ---
       Total ..................  2,171   2,074  (97) (4)| 2,186  2,086 (100)  5
                                 =====   =====  ===     | =====  =====  ===

  (a) Includes supply/other sales
  (b) Includes Mobil's share for the European alliance with BP.
--------------------------------------------------------------------------------

SECOND QUARTER 1999 COMPARED WITH SECOND QUARTER 1998

  Marketing and Refining net income was $320 million in the second quarter of 1999 versus $404 million for the same period last year. There were no special items recorded in the second quarter of 1999; however, the second quarter of 1998 included special charges of $13 million for implementation costs related to the Mobil-BP alliance. Excluding special items, operating earnings of $320 million were $97 million lower than in 1998.

  Operating earnings in the United States were $198 million, $4 million higher than last year's record second quarter results, in spite of the unfavorable impact of lower industry margins. This quarter's results benefited from lower operating expenses, continued strong refinery performance, 3% higher gasoline trade sales and increased lube income.

  International operating earnings of $122 million were $101 million lower than in 1998. In Asia-Pacific and Europe, earnings were lower mainly due to a significant deterioration in both refining and marketing margins. Earnings benefited from performance initiatives in all regions and continued strong refinery performance; however, these were not enough to offset the deterioration in industry fundamentals.

FIRST SIX MONTHS 1999 COMPARED WITH FIRST SIX MONTHS 1998

  Marketing and Refining net income was $611 million for the first six months of 1999 compared with net income of $719 million last year. Excluding $23 million of special charges in 1998 for implementation costs related to the Mobil-BP alliance, operating earnings of $611 million were $131 million lower than last year. Earnings were lower due to the effects of lower international refining and marketing margins offset somewhat by benefits from performance initiatives.


MOBIL                                - 13 -

Chemical
--------
SECOND QUARTER AND FIRST SIX MONTH COMPARISONS OF 1999 WITH 1998

  Chemical net income of $24 million was $34 million lower than last year's second quarter. In the first six months of 1999, Chemical net income was $30 million compared with $125 million in the same period last year. The decrease in both periods reflects lower polyethylene and paraxylene margins, partly offset by the effect of higher volumes and lower operating expenses.

Corporate and Financing

SECOND QUARTER AND FIRST SIX MONTH COMPARISONS OF 1999 WITH 1998

  Corporate and Financing net expense was $96 million in the second quarter of 1999 compared with $55 million in the same period last year. For the first six months of 1999, Corporate and Financing net expense was $160 million, $38 million higher than last year. The increase is mainly due to higher financing expenses related to an increase in average net debt balances and timing of expenses.

DISCUSSION OF FINANCIAL CONDITION

  Total current assets as of June 30, 1999 were $9,152 million, an increase of $421 million from December 31, 1998. Accounts and notes receivable increased $234 million to $5,752 million, primarily due to the effects of higher average crude oil prices offset somewhat by lower worldwide natural gas, petroleum products and petrochemical prices and unfavorable currency impacts. Additionally, inventories were up mainly due to a seasonal build of light products and gas liquids, partly offset by currency effects.

  Total debt of Mobil and its subsidiaries was $9,148 million, $1,447 million higher than at year-end 1998, reflecting capital expenditures and working capital requirements. The debt-to-capitalization ratio was 33% at June 30, 1999, up from 29% at year-end 1998.

  Accounts payable increased $203 million primarily due to higher purchase prices for crude oil offset by lower prices for petroleum products and unfavorable currency impacts. Income, excise, state gasoline and other taxes payable decreased $119 million mainly due to timing of payment of Japanese gasoline taxes.

  Shareholders' equity rose $220 million during the first six months of 1999 primarily due to an increase of $297 million in earnings retained in the business and an increase in capital surplus of $72 million. Partially offsetting the increase in retained earnings was the reduction in accumulated other nonowners' equity reflecting a strengthening U.S. dollar in certain countries in which the company has significant operations ($157 million).

  Total investment spending for the second quarter of 1999 was $1,023 million, a decrease of $484 million from the comparable period last year. For the first six months of 1999, worldwide investment spending was $2,252 million, compared with $2,360 million for six months of 1998.


MOBIL                             - 14 -

  Return on average capital employed for the twelve-month period ended June 30, 1999 was 6.8%, compared with 7.7% for the calendar year 1998. Return on average shareholders' equity was 8.2% for the twelve-month period ended June 30, 1999, compared with 9.0% for the calendar year 1998.

  Whenever external financing is needed, Mobil and its subsidiary companies have ready access to multiple capital markets, including significant bank credit lines.

Current Developments

  In the second quarter of 1999, Mobil production from the Arun and other fields and facilities in Aceh Province, North Sumatra, Indonesia, averaged 964 million cubic feet per day of natural gas and 30 thousand barrels per day of condensate and liquefied petroleum gas. During recent months, there has been renewed conflict between the Aceh Merdeka (Free Aceh) movement and the military/police authorities and there have been reported threats to the fields and facilities. Throughout this period, Mobil's production and operations have remained unaffected. Mobil continues to monitor developments closely.


Restructuring

    In 1998, Mobil implemented new restructuring programs in Australia and New Zealand, and in Latin America, to integrate fuels and lubes operations. Mobil recorded a provision of $50 million ($41 million after tax). The balance in the reserve at June 30, 1999 was $25 million. The reduction was mainly due to cash outlays.

    In 1997, Mobil and BP announced that the alliance would implement a major restructuring of its lubricant oil refining business. Mobil recorded reserves in 1997 of $86 million ($82 million after tax). The amount remaining in the reserve at June 30, 1999 was $29 million. The reduction was due to cash outlays.

    Also during 1997, Mobil initiated two major cost savings initiatives in Asia-Pacific, one in Japan in response to the deregulated business environment and the other in Australia. At that time, Mobil recorded reserves of $172 million ($107 million after tax). The amount remaining in the reserves at June 30, 1999 was $19 million. The reduction was due to cash outlays.


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


MOBIL                              - 15 -
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

  The inventory and assessment and the strategy and planning phases of the work dealing with IT systems are complete. The execution phase of this work involves both application and infrastructure repair and systems upgrades and replacements. Application and infrastructure repair involves: the remediation and testing of non-compliant code; the remediation, replacement and testing of computing infrastructure and telecommunications devices; and the upgrading and testing of end user applications. The application and infrastructure repair work, which is being performed by both Mobil personnel and third parties specializing in resolving year 2000 issues, is nearly complete, with final completion expected by September 30, 1999, and Mobil estimates that approximately 99% of the projects comprising this work had been completed as of June 30, 1999. The systems upgrade and replacement work consists of the implementation of a major integrated enterprise software system in North America (which would have been implemented regardless of year 2000 considerations) and numerous other systems. The major integrated software system in North America is complete. Mobil estimates that approximately 91% of the projects comprising the work to upgrade and replace the other systems had been completed as of June 30, 1999, and all such projects are expected to be essentially completed by September 30, 1999.

  The inventory and assessment and the strategy and planning phases of the work dealing with non-IT systems are essentially complete.The execution phase of this work, much of which is being performed by the vendors of the products involved,


MOBIL                             - 16 -
is expected to be completed by September 30, 1999, and Mobil estimates that approximately 91% of the projects comprising this work had been completed as of June 30, 1999. This brought the percentage of year 2000 compliant non-IT systems in Mobil's inventory of materially important non-IT systems to approximately 98% as of that date. The majority of the post-June 30, 1999 work dealing with non-IT systems is either work whose timing must be coordinated with plant operations or work to install new upgrades from vendors or to change upgrades previously provided by vendors.

  The inventory and assessment phase of the work dealing with relationships with external agents is complete. The communication and evaluation phase of this work is also complete, with all external agents whose relationships Mobil judges to be materially important having been contacted as of March 31, 1999. The follow-up phase of this work (which includes contacting again those external agents from whom responses have not yet been received and developing contingency plans relating to those external agents whose responses raise issues or who do not respond) is being undertaken by the business continuity and contingency planning teams referred to below under "Risks and Contingency Plans." The work of these teams will continue through the end of 1999.

Cost

  The costs associated with the Project (all on a pre-tax basis) are being spent over a three-year period. There are two categories of these costs: (1) costs that are being incurred solely to achieve year 2000 compliance and (2) costs that are being incurred to install new systems that improve business functionality and in many cases concurrently provide year 2000 compliance. Mobil estimates that the costs to be incurred solely to achieve year 2000 compliance will total approximately $185 million (which amount includes about $10 million for contingencies which will only be spent if unforeseen repairs are required in late 1999 and/or early 2000), of which the costs of dealing with IT systems are expected to be about $168 million and the costs of dealing with non-IT systems are expected to be about $17 million (the costs of dealing with relationships with external agents are expected to be minimal). As of June 30, 1999, about $148 million of the total costs estimated to be incurred solely to achieve year 2000 compliance had been expended. Mobil estimates that the costs to be incurred for new systems that improve business functionality and in many cases concurrently provide year 2000 compliance will total approximately $280 million, and as of June 30, 1999, about $255 million of these costs had been expended, of which $87 million was expensed and approximately $168 million was capitalized. Bookings of Project expenditures tend to lag completion of Project work, so that the percentages of the total estimated costs that have actually been expended are lower than the percentages of the Project work that have actually been completed.

  All Project costs are being funded with cash flows from operations. The $185 million which Mobil estimates will be expended solely to achieve year 2000 compliance represents less than 15% of Mobil's estimated total IT budget for the period covered by the Project. This entire amount is being expensed as it is incurred. Of the $280 million which Mobil estimates will be expended on new systems that improve business functionality and in many cases concurrently provide year 2000 compliance, approximately $100 million is being expensed and approximately $180 million is being capitalized.

  As a result of the Project, certain IT projects to improve business function-ality have been reprioritized and accelerated while other such IT projects have


MOBIL                                - 17 -
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

  To minimize the risks associated with the year 2000 issue referred to in the second preceding paragraph, Mobil has begun work (1) to identify scenarios involving possible failures for year 2000 reasons of materially important systems and relationships with external agents and (2) to develop contingency plans for mitigating the impact of these scenarios. Mobil operates a portfolio of diverse businesses which have facilities and operations throughout the world and are managed regionally. Mobil believes that the most reasonably likely worst case scenarios, should they occur, will be encountered at facilities or operations located in one or more of these regions. Accordingly, a risk-based contingency planning process has been developed for execution by each business unit in its unique operating environment, focusing on its business-specific risks. Contingency planning project leaders were trained in the process during the first six weeks of 1999. Teams in the business units are developing and implementing business continuity and contingency plans with a target completion date of September 30, 1999. Mobil also plans to adapt its existing crisis response model to encompass failures for year 2000 reasons of materially important systems or relationships with external agents, and has undertaken several exercises to validate the model in the context of Year 2000 crisis response. Additional exercises are planned for the second half of the year.

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

MOBIL                              - 18 -

Year 2000 Project--concluded

the combination of which could be materially important or could  prevent
Mobil from implementing contingency plans it has developed. Such a combination of failures could also have a material adverse effect on Mobil's results of operations, liquidity and/or financial condition.

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


MOBIL                               - 19 -

Forward-Looking Statements--concluded
-------------------------------------

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

  On April 30, 1999, a previously-reported matter, in which the Environmental Protection Agency of South Australia issued an Information and Summons to Mobil Refining Australia Pty Ltd alleging the violation of two sections of the Environmental Protection Act, 1993 of South Australia by reason of a discharge of a gas, ethyl mercapatan, into the environment, was settled. The maximum penalty for an offense for a body corporate is Australian dollar(A$)$250,000; the matter was settled with a payment of a A$24,000 penalty and costs of A$644.

  On May 13, 1999, the New Jersey Department of Environmental Protection ("NJDEP") issued an Administrative Order and Notice of Civil Administrative Penalty Assessment alleging that Mobil Oil Corporation's operations of a formerly-owned refinery in Paulsboro, New Jersey had violated air permit conditions. The NJDEP seeks a penalty of $111,600.

  On June 30, 1999, the EPA issued a Notice and Finding of Violation which alleged that Mobil Exploration and Producing U.S. Inc.'s operations of the Aneth Field in Utah had violated the federal Clean Air Act, including violations of a Prevention of Significant Deterioration permit and the National Emission Standards for Hazardous Air Pollution for asbestos. No penalty has yet been sought but the amount of the penalty that will likely be sought is expected to exceed $200,000.

  On July 8, 1999, the Attorney General of the State of Illinois and the State's Attorney for Will County, Illinois filed a Complaint and Motion for Immediate and Preliminary Injunction in the Circuit Court for the Twelfth Judicial



MOBIL                               - 20 -

Item 1. Legal Proceedings--concluded

District, Will County, Illinois, Chancery Division, alleging that a July 2, 1999 release of water and gas from the coker unit of Mobil Oil Corporation's Joliet, Illinois refinery ("Release") violated several provisions of the Illinois Environmental Protection Act ("Act"), created a public nuisance and violated a 1998 Consent Order. The Court granted Plaintiffs' Motion, which prohibited the restart of the coker unit. On July 12, 1999, the parties agreed to and the Court signed an Agreed Order for Preliminary Injunction ("Order") (1) which allowed the restart of the coker unit and (2) under which Mobil Oil Corporation agreed to pay (a) up to $50,000 of Plaintiffs' actual oversight costs in connection with Plaintiffs' response to the Release, (b) the costs charged by a consultant retained by Plaintiffs ("Consultant") for services to the date of the entry of the Order, and (c) the costs to be charged by the Consultant for up to two man-months of services following entry of the Order. Plaintiffs are seeking (1) up to $50,000 in penalties for each violation of the Act and the relevant regulations thereunder, (2) an additional penalty of $10,000, and (3) additional penalties and costs as the Court deems appropriate.

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

Item 2.  Changes in Securities.
  None.

Item 3.  Defaults Upon Senior Securities.
  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

  At the Annual Meeting of the Shareholders of Mobil Corporation on May 27, 1999, the following matters were voted on:

  A proposal to approve and adopt the Agreement and Plan of Merger, dated as of December 1, 1998, among Mobil, Exxon Corporation and a subsidiary of Exxon, was approved with 613,913,495 votes for, 10,874,343 against, and 3,387,746 abstentions.




MOBIL                                - 21 -

Item 4.  Submission of Matters to a Vote of Security Holders--concluded

  Shareholders elected four directors for three-year terms expiring at the Annual Meeting in 2002 (or until completion of the merger, if earlier). The vote tabulation for individual directors was:

      Directors                   Shares For                 Shares Withheld
      ---------                   ----------                 ---------------
Charles A. Heimbold, Jr.          691,180,092                   8,263,160
Samuel C. Johnson                 690,812,605                   8,630,647
Helene L. Kaplan                  690,798,105                   8,645,147
Aulana L. Peters                  687,918,444                  11,524,808

  Shareholders approved and ratified the appointment of Ernst & Young LLP as the Company's independent auditors by a vote of 693,323,891 for, 2,825,660 against, and 3,290,272 abstentions.

  A shareholder proposal calling for the Board of Directors to adopt a practice of not voting proxies that are signed but unmarked was defeated with 561,358,775 votes against, 37,054,952 in favor and 29,777,701 votes abstained.

  A shareholder proposal calling for the Board of Directors to provide a report to shareholders on the greenhouse gas emissions from Mobil's own operations was defeated with 557,660,811 votes against, 30,469,215 votes in favor and 39,998,418 votes abstained.

  The text of the above proposals is incorporated by reference to Items 1, 4 and 5 of Mobil's definitive proxy statement dated April 5, 1999, filed with the SEC pursuant to Regulation 14A on April 8, 1999.

Item 5.  Other Information.
  None.

Item 6.  Exhibits and Reports on Form 8-K.

  Exhibits.

    The following exhibits are filed with this report:

         12.  Computation of Ratio of Earnings to Fixed Charges
         27.  Financial Data Schedule (electronic only)

  Reports on Form 8-K.

    Mobil filed the following Current Reports on Form 8-K during and subsequent to the end of the second quarter:

       Date of 8-K                         Description of 8-K
       ----------------  -------------------------------------------------------
       June 14, 1999     Submitted a copy of a Form of Sale and Distribution
                         Agreement and a Form of Fixed Rate Medium-Term Note in connection with the Registration Statement on Form S-3
                         (No. 333-67123) of the Mobil Oil Corporation Employee
                         Stock Ownership Plan Trust.

       July 23, 1999     Submitted a copy of the Mobil News Release issued
                         July 23, 1999, reporting Mobil's estimated earnings for the second quarter of 1999.



MOBIL                                 - 22 -

                                    SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT                                          MOBIL CORPORATION


BY
                                                    /S/ STEVEN L. DAVIS
NAME AND TITLE                                      Steven L. Davis, Controller;
                                                    Principal Accounting Officer

DATE                                                August 11, 1999









MOBIL                               - 23 -

                                  EXHIBIT INDEX

EXHIBIT                                         SUBMISSION MEDIA
-------                                         ----------------

  12.  Computation of Ratio of Earnings           Electronic
       to Fixed Charges

  27.  Financial Data Schedule                    Electronic











MOBIL                               - 24 -