Form 10-Q
period 1999-09-30
MOBIL CORP
filed 1999-11-12
CIK 67182

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

           For the quarterly period ended September 30, 1999


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

  The number of shares outstanding of the registrant's common stock, all of which comprise a single class with a $1.00 par value, as of October 29, 1999, the latest practicable date, was 777,099,238.
       ------------------------------------------------------------




                          MOBIL CORPORATION

                              Form 10-Q
                          Quarterly Report
                         September 30, 1999

                          TABLE OF CONTENTS

 ----------------------------------------------------------------

   PART I - FINANCIAL INFORMATION                             Page

    Item 1.  Condensed Consolidated Financial Statements
               Consolidated Statement of Income for the
                 Three and Nine Months Ended
                 September 30, 1998 and 1999 ..................  1
               Consolidated Balance Sheet at December 31, 1998
                 and September 30, 1999 .......................  2
               Consolidated Statement of Cash Flows for the
                 Nine Months Ended September 30, 1998 and 1999   3
               Segment Information ............................  4
               Notes to Condensed Consolidated Financial
                 Statements ...................................  5

    Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition ..........  8


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

   SIGNATURE .................................................. 22

   EXHIBIT INDEX .............................................. 23

           Exhibit 12.  Computation of Ratio of Earnings to Fixed
                   Charges .................................... 24
   ----------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                                MOBIL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                     (In millions, except per-share amounts)

                                        For the Three Months|For the Nine Months
                                              Ended Sept 30,|Ended Sept 30,
                                        --------------------|------------------
                                           1998     1999    |  1998     1999
                                        ---------  -------  |--------  -------
Revenues                                                    |
  Sales and services (a) ................ $12,878  $16,127  | $39,289  $42,084
  Income from equity affiliates .........     204      177  |     385      380
  Income from asset sales, interest                         |
    and other ...........................     404       49  |     675      318
                                          -------  -------  | -------  -------
                                                            |
    Total Revenues ......................  13,486   16,353  |  40,349   42,782
                                          -------  -------  | -------  -------
Costs and Expenses                                          |
  Crude oil, products and operating                         |
    supplies and expenses ...............   8,261   10,663  |  24,738   26,896
  Exploration expenses ..................     185      122  |     356      343
  Selling and general expenses ..........     854      906  |   2,727    2,658
  Depreciation, depletion and amortization    633      627  |   1,853    1,824
  Interest and debt discount expense ....     227       95  |     350      254
  Taxes other than income taxes (a) .....   2,486    2,707  |   7,217    7,847
  Income taxes ..........................     331      545  |   1,252    1,059
                                          -------  -------  | -------  -------
    Total Costs and Expenses ............  12,977   15,665  |  38,493   40,881
                                          -------  -------  | -------  -------
Net Income .............................. $   509  $   688  | $ 1,856  $ 1,901
                                          =======  =======  | =======  =======
                                                            |
Net Income Per Common Share ............. $  0.64  $  0.87  | $  2.33  $  2.41
                                          =======  =======  | =======  =======
  Assuming Dilution ..................... $  0.63  $  0.85  | $  2.28  $  2.36
                                          =======  =======  | =======  =======
Dividends Per Common Share .............. $  0.57  $  0.57  | $  1.71  $  1.71
                                          =======  =======  | =======  =======
                                                            |
                                                            |
                                                            |
--------------                                              |
                                                            |
(a) Includes excise and state gasoline                      |
      taxes of .......................... $ 1,429  $ 1,538  | $ 4,323  $ 4,512





            The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

MOBIL                                - 1 -

                                MOBIL CORPORATION
                            CONSOLIDATED BALANCE SHEET
                                  (In millions)

                                                             Dec. 31,  Sept. 30,
                                     ASSETS                    1998      1999
                                                             -------    -------
Current Assets
  Cash and cash equivalents ................................ $   714    $   960
  Accounts and notes receivable ............................   5,518      6,463
  Inventories ..............................................   1,911      2,029
  Prepaid expenses and other current assets ................     520        502
  Deferred income taxes ....................................      68         76
                                                             -------    -------
    Total Current Assets ...................................   8,731     10,030

Investments and Long-Term Receivables ......................   8,490      8,591

Properties, Plants and Equipment ...........................  48,681     50,072
Less: Accumulated Depreciation, Depletion and Amortization .  23,954     24,899
                                                             -------    -------
Net Properties, Plants and Equipment .......................  24,727     25,173

Deferred Charges and Other Assets ..........................     806        808
                                                             -------    -------
    Total Assets ........................................... $42,754    $44,602
                                                             =======    =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term debt .......................................... $ 3,982    $ 5,428
  Accounts payable .........................................   3,707      4,580
  Accrued liabilities ......................................   2,943      2,426
  Income, excise, state gasoline and other taxes payable ...   1,986      2,036
  Deferred income taxes ....................................     328        394
                                                             -------    -------
    Total Current Liabilities ..............................  12,946     14,864

Long-Term Debt .............................................   3,719      3,804
Reserves for Employee Benefits .............................   2,060      1,984
Accrued Restoration, Removal and Environmental Costs .......   1,011      1,007
Deferred Credits and Other Noncurrent Obligations ..........   1,021        770
Deferred Income Taxes ......................................   3,254      3,061
Minority Interest in Subsidiary Companies ..................     373         97
                                                             -------    -------
    Total Liabilities ......................................  24,384     25,587
                                                             -------    -------
Shareholders' Equity
  Preferred stock (ESOP-related) -- shares issued and
    outstanding: 164,986 at December 31, 1998 and
    159,984 at September 30, 1999 ..........................     641        622
  Unearned employee compensation and benefit
    plan trust .............................................    (668)      (309)
  Common stock -- $1.00 par value; shares authorized:
    1,200,000,000; shares issued: 897,947,485 at
    December 31, 1998 and 900,882,293 at September 30, 1999      898        901
  Capital surplus ..........................................   1,649      1,735
  Earnings retained in the business ........................  20,534     21,061
  Accumulated other nonowners' equity ......................  (1,058)    (1,041)
  Common stock held in treasury, at cost -- shares:
    117,414,000 at December 31, 1998 and
    123,834,292 at September 30, 1999 ......................  (3,626)    (3,954)
                                                             -------    -------
    Total Shareholders' Equity .............................  18,370     19,015
                                                             -------    -------
Total Liabilities and Shareholders' Equity ................. $42,754    $44,602
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

                            MOBIL CORPORATION
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In millions)

                                                           For the Nine Months
                                                              Ended Sept. 30,
                                                           -------------------

                                                              1998        1999
                                                           -------     -------
Cash Flows from Operating Activities
  Net Income .........................................     $ 1,856     $ 1,901
  Adjustments to reconcile to net cash from
    operating activities:
      Depreciation, depletion and amortization .......       1,853       1,824
      Deferred income taxes ..........................        (141)       (107)
      Earnings less than distributions from
        equity affiliates ............................          98          43
      Exploration expenses (includes noncash
        charges:  1998-$18; 1999-$55) ................         356         343
      Gain on sales of properties, plants and
        equipment and other assets ...................        (179)        (56)
      Increase in working capital items ..............        (139)       (633)
      Other, net .....................................         (49)        (44)
                                                           -------     -------
Net Cash from Operating Activities ...................       3,655       3,271
                                                           -------     -------
Cash Flows from Investing Activities
  Capital and exploration expenditures ...............      (3,206)     (2,630)
  Proceeds from sales of properties, plants and
    equipment and other assets .......................         705          85
  Payments attributable to investments and
    long-term receivables ............................        (381)       (493)
                                                           -------     -------
Net Cash Used in Investing Activities ................      (2,882)     (3,038)
                                                           -------     -------
Cash Flows from Financing Activities
  Cash dividends .....................................      (1,375)     (1,374)
  Proceeds from borrowings having original
    terms greater than three months ..................         961       1,970
  Repayments of borrowings having original
    terms greater than three months ..................        (821)     (1,880)
  Increase in other borrowings .......................       1,286       1,475
  Increase/(decrease)in minority interest ............          24        (276)
  Proceeds from issuance of common stock .............          71          89
  Purchase of common stock for treasury ..............        (468)         -
                                                           -------     -------
Net Cash (Used in) Provided by Financing Activities ..        (322)          4
                                                           -------     -------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents ...................................         (15)          9
                                                           -------     -------
Net Increase in Cash and Cash Equivalents ............         436         246
Cash and Cash Equivalents - Beginning of Period ......         820         714
                                                           -------     -------
Cash and Cash Equivalents - End of Period ............     $ 1,256    $    960
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

                                MOBIL CORPORATION
                               SEGMENT INFORMATION
                                  (In millions)

                                        For the Three Months|For the Nine Months
                                             Ended Sept. 30,|    Ended Sept. 30,
                                         -------------------| ------------------
                                            1998(1)    1999 |  1998(1)  1999
                                           -------- ------- | -------- ------
Revenues by Segment                                         |
                                                            |
  Exploration & Producing--  Third Party ..$ 1,211  $ 1,567 |$ 4,286  $ 4,309
                         --  Intersegment..    747    1,092 |  2,074    2,571
  Marketing & Refining   --  Third Party .. 11,459   14,066 | 33,818   36,544
                         --  Intersegment..     89      270 |    440      564
  Chemical               --  Third Party ..    592      688 |  1,954    1,835
                         --  Intersegment..     90       87 |    236      226
  Corporate and Other......................    224       32 |    291       94
  Intersegment Elimination ................   (926)  (1,449)| (2,750)  (3,361)
                                             ------ ------- |-------   -------
                                                            |
     Total Revenues ...................... $13,486  $16,353 |$40,349  $42,782
                                           ======== ======= |=======  =======
 (1) Prior year data reclassified to conform with current year presentation.




INVESTMENT SPENDING
 (In millions)                        For the Three Months | For the Nine Months
                                         Ended Sept. 30,   |   Ended Sept. 30,
                                                           |
 Capital and Exploration Expenditures     1998    1999     |    1998   1999
                                         -----   -----     |    -----  -----
                                                           |
 Exploration & Producing  - U.S. .....   $  89  $   64     |  $  361  $  212
                          - Intl. ....     793     615     |   2,059   2,000
                                                           |
 Marketing & Refining     - U.S. .....      95      69     |     258     165
                          - Intl. ....      85      47     |     198     121
                                                           |
 Chemical ............................      92      15     |     188      78
                                                           |
 Other ...............................      44      12     |     142      54
                                        ------  ------     |  ------   -----
   Total Capital and Exploration                           |
      Expenditures....................  $1,198  $  822     |  $3,206  $2,630
                                        ------  ------     |  ------  ------
                                                           |
 Cash Investments in Equity Companies      235     114     |     587     558
                                        ------  ------     |  ------  ------
 Total Investment Spending ...........  $1,433  $  936     |  $3,793  $3,188
                                        ======  ======     |  ======  ======
------------------------------                             |
 Memo:                                                     |
 Exploration Expenses charged                              |
   to income, included above                               |
                            - U.S. ...  $   44  $   20     |  $   93  $   68
                            - Intl. ..     141     102     |     263     275
                                        ------  ------     |  ------  ------
     Total Exploration Expenses ......  $  185  $  122     |  $  356  $  343
                                        ======  ======     |  ======  ======






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

2.  Changes In Nonowners' Equity

  The components of changes in nonowners' equity, net of related tax for the three months and nine months ended September 30, 1998 and 1999, respectively, are as follows:
--------------------------------------------------------------------------------

(In millions)                                   Three Months  |   Nine Months
                                               Ended Sept. 30,|  Ended Sept. 30,
                                               --------------    --------------
                                                1998    1999  |   1998    1999
                                              ------  ------  | ------  ------
 Net Income ................................  $  509  $  688  | $1,856  $1,901
 Foreign currency translation adjustments ..      74    (174) |    (99)    (17)
                                               -----   -----  |  -----   -----
 Changes in nonowners' equity ..............  $  583  $  514  | $1,757  $1,884
                                               =====   =====  |  =====   =====



MOBIL                                - 5 -

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


     ----------------------------------------------------------------------
      (In millions)                                    For the Nine Months
                                                          Ended Sept. 30,
                                                      --------------------
                                                          1998      1999
      Changes in Working Capital Items
      (Increases)/decreases

       Accounts and notes receivable ................. $   674   $  (915)
       Inventories ...................................    (183)      (85)
       Prepaid expenses and other current assets .....    (176)       11
       Accounts payable ..............................    (741)      834
       Accrued liabilities ...........................      88      (511)
       Income, excise, state gasoline and
         other taxes payable .........................     199        33
                                                       -------   --------
       Increase in working capital items ............. $  (139)  $(  633)
                                                       =======   ========

4.  Net Income per Share

(In millions, except for per-share amounts; number of shares in thousands)

                                                          For the Three Months
                                                           Ended September 30,
                                                          --------------------
                                                              1998      1999
                                                             -----     -----
Net Income ..............................................  $   509   $   688
Less: dividends on preferred stock ......................       13        12
                                                           -------   -------
Adjusted net income applicable to common shares .........  $   496   $   676
                                                           =======   =======
Weighted average number of basic common shares
  outstanding ...........................................  780,708   775,839
                                                           =======   =======
Net income per common share .............................  $  0.64   $  0.87
                                                           =======   =======

Net Income ..............................................  $   509   $   688
Less: additional contribution to ESOP ...................        1         1
                                                           -------   -------
Adjusted net income applicable to common shares .........  $   508   $   687
                                                           =======   =======
Weighted average number of basic common shares
  outstanding ...........................................  780,708   775,839
Issuable on assumed exercise of stock options ...........   10,954    15,184
Assumed conversion of preferred stock ...................   16,733    16,037
                                                           -------   -------
     Total ..............................................  808,395   807,060
                                                           =======   =======
Net income per common share -- assuming dilution ........  $  0.63   $  0.85
                                                           =======   =======

MOBIL                                - 6 -

4.  Net Income per Share (concluded)

(In millions, except for per-share amounts; number of shares in thousands)

                                                           For the Nine Months
                                                           Ended September 30,
                                                          --------------------
                                                              1998      1999
                                                             -----     -----
Net Income ..............................................  $ 1,856   $ 1,901
Less: dividends on preferred stock ......................       38        36
                                                           -------   -------
Adjusted net income applicable to common shares .........  $ 1,818   $ 1,865
                                                           =======   =======
Weighted average number of basic common shares
  outstanding ...........................................  781,461   774,953
                                                           =======   =======
Net income per common share .............................  $  2.33   $  2.41
                                                           =======   =======

Net Income ..............................................  $ 1,856   $ 1,901
Less: additional contribution to ESOP ...................        4         4
Less: Stock Appreciation Rights compensation
        (expense) income ................................        4        (3)
                                                           -------   -------
Adjusted net income applicable to common shares .........  $ 1,848   $ 1,900
                                                           =======   =======
Weighted average number of basic common shares
  outstanding ...........................................  781,461   774,953
Issuable on assumed exercise of stock options ...........   11,390    14,207
Assumed conversion of preferred stock ...................   16,863    16,182
                                                           -------   -------
     Total ..............................................  809,714   805,342
                                                           =======   =======
Net income per common share -- assuming dilution ........  $  2.28   $  2.36
                                                           =======   =======


5.  Exxon Mobil Merger

  The U.S. Federal Trade Commission continues its review of the proposed merger involving Mobil and Exxon Corporation ("the companies").

  On September 29, 1999, the European Commission approved the merger. As a condition of its approval, the Commission required the companies to divest certain assets and operations. Assets and operations which Mobil will be required to divest include Mobil's 28-percent interest in the German joint venture fuels marketing company, Aral; its 30-percent interest in the BP/Mobil joint venture fuels business in Europe; and its Dutch gas trading company, MEGAS.




MOBIL                                - 7 -

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS
 -------------------------------------------------------------------------------

   REPORTED EARNINGS                Third  Quarter     |   First Nine Months
     (In millions)                _____________ Incr./ |_________________ Incr./
                                               (Decr.) |                 (Decr.)
                                   1998   1999         |   1998    1999
                                   ----   ----  -----      ----    ----
  Exploration & Producing                              |
      -- United States ...........$   9  $ 141  $ 132  | $  133  $  246  $  113
      -- International ...........  147    374    227  |    648   1,001     353
                                  -----  -----  -----  | ------  ------  ------
  Total Exploration & Producing ..  156    515    359  |    781   1,247     466
                                  -----  -----  -----  | ------  ------  ------
                                                       |
  Marketing & Refining                                 |
      -- United States ...........  179    123    (56) |    459     411     (48)
      -- International ...........  183     91    (92) |    622     414    (208)
                                  -----  -----  -----  | ------  ------  ------
  Total Marketing & Refining......  362    214   (148) |  1,081     825    (256)
                                  -----  -----  -----  | ------  ------  ------
                                                       |
  Chemical .......................   41     50      9  |    166      80     (86)
                                                       |
  Corporate and Financing (a).....  (50)   (91)   (41) |   (172)   (251)    (79)
                                  -----  -----  -----  | ------  ------  ------
                                                       |
  Net Income .....................$ 509  $ 688  $ 179  | $1,856  $1,901  $   45
                                  =====  =====  =====  | ======  ======  ======
 -------------------------------------------------------------------------------

   OPERATING EARNINGS                Third Quarter     |   First Nine Months
     (Adjusted for Special Items) _____________ Incr./ |_________________ Incr./
        (In millions)                          (Decr.) |                 (Decr.)
                                   1998   1999         |   1998    1999
                                   ----   ----  -----      ----    ----
  Exploration & Producing                              |
      -- United States ...........$  38  $ 141  $ 103  | $  162  $  246  $   84
      -- International ...........   92    374    282  |    593     882     289
                                  -----  -----  -----  | ------  ------  ------
  Total Exploration & Producing ..  130    515    385  |    755   1,128     373
                                  -----  -----  -----  | ------  ------  ------
                                                       |
  Marketing & Refining                                 |
      -- United States ...........  179    123    (56) |    459     411     (48)
      -- International ...........  197     91   (106) |    659     414    (245)
                                  -----  -----  -----  | ------  ------  ------
  Total Marketing & Refining......  376    214   (162) |  1,118     825    (293)
                                  -----  -----  -----  | ------  ------  ------
                                                       |
  Chemical .......................   41     50      9  |    166      80     (86)
                                                       |
  Corporate and Financing (a).....  (50)   (74)   (24) |   (172)   (207)    (35)
                                  -----  -----  -----  | ------  ------  ------
  Income Excluding Special Items..  497    705    208  |  1,867   1,826     (41)
                                                       |
  Special Items (table on page 9)    12    (17)   (29) |    (11)     75      86
                                  -----  -----  -----  | ------  ------  ------
  Net Income .....................$ 509  $ 688  $ 179  | $1,856  $1,901  $   45
                                  =====  =====  =====  | ======  ======  ======
 -------------------------------------------------------------------------------

 (a) Corporate and Financing includes corporate administrative expenses, net financing expense (interest expense less interest income) and other items.
 -------------------------------------------------------------------------------



MOBIL                                - 8 -

--------------------------------------------------------------------------------

  SPECIAL ITEMS                          Third Quarter   |  First Nine Months
    (In millions)                                        |
                                          1998    1999   |    1998     1999
                                          ----    ----   |    ----     ----
                                                         |
    Deferred Tax Benefit ..............  $  -    $  -    |   $  -     $ 141
    Exxon Mobil Merger-Related Costs ..     -      (17)  |      -       (44)
    Asset Impairment/Write-off ........     -       -    |      -       (22)
    Asset Sales .......................     55      -    |      55       -
    U.S. Federal Royalty Settlement ...    (29)     -    |     (29)      -
    Restructuring .....................    (14)     -    |     (37)      -
                                         -----   -----   |   -----    -----
    Total Special Items ...............  $  12   $ (17)  |   $ (11)   $  75
                                         =====   =====       =====    =====
--------------------------------------------------------------------------------
CONSOLIDATED RESULTS OVERVIEW

THIRD QUARTER 1999 COMPARED WITH THIRD QUARTER 1998

  Consolidated third quarter net income was $688 million, an increase of $179 million from the $509 million reported in the third quarter of 1998. Assuming dilution, earnings per common share for the third quarter of 1999 were $0.85, compared with $0.63 for the third quarter of 1998. Included in this year's third quarter net income was a special charge of $17 million for costs related to the proposed Exxon Mobil merger. Last year's third quarter net income included net special benefits of $12 million, as the gain on a European upstream asset sale more than offset charges related to a U.S. federal royalty settlement and implementation costs associated with the BP European downstream alliance. Excluding special items from both periods, third quarter 1999 operating earnings of $705 million were $208 million higher than the $497 million earned in the same period last year.

  Overall, industry fundamentals helped earnings. Worldwide crude oil and natural gas prices were up significantly, although margins in refining and marketing, especially in Mobil's international markets, came under severe pressure. Earnings also benefited from lower exploration expenses, Mobil's continuing focus on cost reduction initiatives and other performance improvement programs. Overall, per barrel operating expenses were down 6% on a year-to-date basis. However, Mobil's results were negatively impacted by a significant amount of unscheduled downtime in our U.S. refinery operations.

  The Upstream benefited from higher worldwide crude oil and natural gas prices and lower exploration and operating expenses. These benefits were offset somewhat by a decline in production versus the third quarter of last year. The effects of higher liquids volumes from the key growth areas in Eastern Canada (Hibernia), Equatorial Guinea, Kazakhstan (Tengiz) and Nigeria (Oso NGL project) were more than offset by the impact on natural gas volumes of anticipated contractual reductions in Indonesia and natural field declines in mature areas.

  In the Downstream, Mobil's U.S. earnings declined as a result of lower industry margins impacting both fuels and lubes operations. Also, unscheduled refinery downtime hurt earnings by about $40 million. All the problems that caused the downtime have been rectified. In the international area, earnings declined as industry refinery margins weakened in the face of product oversupply and marketing margins eroded as product prices lagged the increase in crude prices and competitive pressures continued to prevail in several markets. However, lower expenses and ongoing self-help programs helped offset some of the effects of the deterioration in industry fundamentals.

MOBIL                                - 9 -

  In Chemical, earnings were slightly improved, reflecting higher polyethylene margins and lower expenses. Earnings benefited from improved performance at the recently expanded Beaumont olefins plant.

  Worldwide crude oil and natural gas prices have continued to improve. However, worldwide refining and marketing margins remain depressed, as do margins for much of Mobil's petrochemicals business. Industry fundamentals continue to be unpredictable in the near term.

  Worldwide revenues in the third quarter of 1999 of $16,353 million were $2,867 million higher than revenues in the third quarter of 1998, reflecting the effects of higher worldwide average crude oil and natural gas prices. These increases were offset somewhat by the effects of lower overall sales volumes.

  Crude oil, products and operating supplies and expenses increased by $2,402 million to $10,663 million, primarily due to higher petroleum prices worldwide slightly offset by lower volume-related expenses. Taxes other than income taxes increased $221 million to $2,707 million, mainly due to the effects of higher sales volumes in the U.S. and Japan. Income tax expense increased $214 million to $545 million, mainly due to a shift in earnings from downstream to upstream operations which have a higher effective tax rate.


FIRST NINE MONTHS 1999 COMPARED WITH FIRST NINE MONTHS 1998

  Mobil's net income for the first nine months of 1999 was $1,901 million, compared with $1,856 million for the same period in 1998. This year's net income included a $141 million special deferred tax benefit related to our upstream operations in Indonesia offset somewhat by special charges of $44 million for costs related to the proposed Exxon Mobil merger and $22 million for the write-off of an upstream property in Venezuela. Last year's net income included net special charges of $11 million as gains on asset sales were more than offset by a U.S. federal royalty settlement and implementation costs for the Mobil-BP downstream European alliance.

  Excluding special items, operating earnings for the first nine months of $1,826 million were down $41 million, or 2%, from the comparable period in 1998. The decline was primarily due to lower downstream integrated margins in all major markets, weak petrochemicals margins and lower upstream production. The impacts of these negative factors were mostly offset by the favorable effects of higher crude prices and lower operating expenses.

  Nine month 1999 revenues of $42,782 million were $2,433 million higher than revenues in the same period of 1998 primarily due to the effects of higher average worldwide crude oil and natural gas prices.

  Crude oil, products and operating supplies and expenses increased by $2,158 million to $26,896 million, primarily due to higher worldwide crude oil and natural gas prices, partially offset by lower volume-related expenses. Taxes other than income taxes increased $630 million to $7,847 million, mainly due to the effects of higher sales volumes in the U.S. and Japan. Income tax expense decreased $193 million to $1,059 million, mainly due to a deferred tax benefit of $141 million related to recovery of exploration expenses incurred in prior years.


MOBIL                                - 10 -

Exploration and Producing

Exploration and Producing
  Selected Operating Data           Third Quarter          First Nine Months
                                                 Incr./                   Incr./
                                                (Decr.)                  Decr.)
                                              ---------                --------
                                1998   1999   Vol.  %    1998   1999    Vol.  %
                                ----   ----  ---- ----   ----   ----  ----- ---
Net Crude Oil and NGL                                 |
  Production (TBD)  - U.S. ..    236    239     3   1 |   239    242      3   1
                    - Intl. .    685    720    35   5 |   681    713     32   5
                               -----  ----- -----     | -----  -----  -----
    Total ....................   921    959    38   4 |   920    955     35   4
                               =====  ===== =====     | =====  =====  =====
Net Natural Gas                                       |
  Production (MMCFD)- U.S. ..  1,091    868  (223)(20)| 1,111    878   (233)(21)
                    - Intl.(a) 3,035  2,785  (250) (8)| 3,226  2,948   (278) (9)
                               -----  ----- -----     | -----  -----  -----
    Total .................... 4,126  3,653  (473)(11)| 4,337  3,826   (511)(12)
                               =====  ===== =====     | =====  =====  =====
TOTAL NET PRODUCTION (TBDOE).. 1,669  1,621   (48) (3)| 1,706  1,648    (58) (3)
                               =====  ===== =====     | =====  =====  =====
-------------------------------------------------------------------------------
(a) Year-to-date production reflects a downward restatement of Indonesia first quarter 1998.

THIRD QUARTER 1999 COMPARED WITH THIRD QUARTER 1998

  Exploration and Producing net income was $515 million in the third quarter of 1999 versus last year's $156 million. This year's net income did not include any special items while last year's included a special benefit of $55 million for a European asset sale offset by a charge of $29 million for a U.S. federal royalty settlement. Excluding special items, this year's operating earnings of $515 million were $385 million higher than last year's $235 million.

  In the United States, operating earnings of $141 million increased $103 million as higher crude oil and natural gas prices and lower operating and exploration expenses were only partially offset by the impact of lower natural gas production.

  International operating earnings of $374 million were $282 million higher, primarily reflecting increases in crude oil and natural gas prices and lower exploration expenses. These benefits were partly offset by the impact of lower production. The favorable effects of higher volumes from the key growth areas in the North Sea (Aasgard and Beryl area fields), Qatar (RasGas Train 1), Eastern Canada (Hibernia), Equatorial Guinea, Kazakhstan (Tengiz) and Nigeria (Oso NGL project) were more than offset by the impacts of contractual reductions in Indonesia and natural field declines in mature areas.


FIRST NINE MONTHS 1999 COMPARED WITH FIRST NINE MONTHS 1998

  Exploration and Producing net income of $1,247 million for the first nine months of 1999 was $466 million higher than last year's. The increase was mainly due to higher worldwide crude oil prices, lower operating expenses and a $141 million deferred tax benefit related to the recovery of exploration expenses incurred in prior years. The effects of higher crude prices were offset somewhat by lower production. The effects of higher liquids volumes from the key growth areas in Eastern Canada (Hibernia), Equatorial Guinea, Kazakhstan (Tengiz) and Nigeria (Oso NGL project) were more than offset by the impact on natural gas volumes of anticipated contractual reductions in Indonesia and natural field declines in mature areas.

MOBIL                                 - 11 -

Marketing and Refining

  Marketing and Refining
   Selected Operating Data           Third Quarter           First Nine Months
                                                 Incr./                  Incr./
                                                (Decr.)                 (Decr.)
                                                --------                -------
                                  1998    1999  Vol.  %    1998   1999  Vol.  %
                                 -----   -----  ---  --   -----  -----  ---  --
  Petroleum Product
    Sales (TBD)(a)   - U.S. ...  1,486   1,532   46   3 | 1,434  1,512   78   5
                     - Intl.(b)  2,001   1,896 (105) (5)| 1,960  1,937  (23) (1)
                                 -----   -----  ---     | -----  -----  ---
       Total ..................  3,487   3,428  (59) (2)| 3,394  3,449   55   2
                                 =====   =====  ===     | =====  =====  ===
                                                        |
  Refinery Runs (TBD)                                   |
                     - U.S. ...    869     766 (103)(12)|   903    783 (120)(13)
                     - Intl.(b)  1,246   1,153  (93) (7)| 1,259  1,243  (16) (1)
                                 -----   -----  ---     | -----  -----  ---
       Total ..................  2,115   1,919 (196) (9)| 2,162  2,026 (136) (6)
                                 =====   =====  ===     | =====  =====  ===

  (a) Includes supply/other sales
  (b) Includes Mobil's share for the European alliance with BP.
--------------------------------------------------------------------------------

THIRD QUARTER 1999 COMPARED WITH THIRD QUARTER 1998

  Marketing and Refining net income was $214 million in the third quarter of 1999 versus $362 million for the same period last year. There were no special items recorded in the third quarter of 1999; however, the third quarter of 1998 included special charges of $14 million for implementation costs related to the Mobil-BP European alliance. Excluding special items, operating earnings of $214 million were $162 million lower than in 1998.

  Operating earnings in the United States were $123 million, $56 million lower than last year's, reflecting the unfavorable impacts of lower industry margins, including compressed lube margins, and significantly higher refinery downtime. This quarter's results benefited from higher gasoline trade sales, which were up about 4%.

  International earnings of $91 million were $106 million lower than in 1998. In Asia-Pacific and Europe, earnings were lower, mainly due to a continued deterioration in marketing and refining margins. Overall, earnings benefited from lower expenses, performance initiatives and improved refinery performance; however, these were not enough to offset the deterioration in industry fundamentals.

FIRST NINE MONTHS 1999 COMPARED WITH FIRST NINE MONTHS 1998

  Marketing and Refining net income was $825 million for the first nine months of 1999 compared with last year's net income of $1,081 million. Excluding $37 million of special charges in 1998 for implementation costs related to the Mobil-BP European alliance, operating earnings of $825 million were $293 million lower than in the same period last year. Earnings were lower due to the effects of lower international refining and marketing margins offset somewhat by benefits from performance initiatives.


MOBIL                                 - 12 -

Chemical

THIRD QUARTER AND FIRST NINE MONTH COMPARISONS OF 1999 WITH 1998

  Chemical net income of $50 million for this year's third quarter was $9 million higher than last year's. In the first nine months of 1999, Chemical net income was $80 million compared with $166 million in the same period last year. The decrease in both periods reflects lower paraxylene margins, partly offset by the effect of lower operating expenses.

Corporate and Financing

THIRD QUARTER AND FIRST NINE MONTH COMPARISONS OF 1999 WITH 1998

  Corporate and Financing net expense was $91 million in the third quarter of 1999 compared with $50 million in the same period last year. For the first nine months of 1999, Corporate and Financing net expense was $251 million, $79 million higher than last year. The increase is mainly due to higher interest expense net of interest income related to an increase in average net debt balances.

DISCUSSION OF FINANCIAL CONDITION

  Total current assets as of September 30, 1999 were $10,030 million, an increase of $1,299 million from December 31, 1998. Accounts and notes receivable increased $945 million to $6,463 million, primarily due to the effects of higher prices.

  Total debt of Mobil and its subsidiaries was $9,232 million, $1,531 million higher than at year-end 1998, reflecting increased capital expenditures and working capital requirements. The debt-to-capitalization ratio was 33% at September 30, 1999, up from 29% at year-end 1998.

  Accounts payable increased $873 million primarily due to higher purchase prices for crude oil.

  Shareholders' equity rose $645 million during the first nine months of 1999 primarily due to an increase of $527 million in earnings retained in the business and an increase in capital surplus of $86 million.

  Total investment spending for the third quarter of 1999 was $936 million, a decrease of $497 million from the comparable period last year due to a lower overall capital budget and timing of expenditures. For the first nine months of 1999, worldwide investment spending was $3,188 million, compared with $3,793 million for nine months of 1998.

  Return on average capital employed for the twelve-month period ended
September  30, 1999 was 7.2%,  compared  with 7.7% for the  calendar  year 1998.
Return on average shareholders' equity was 9.2% for the twelve-month period ended September 30, 1999, compared with 9.0% for the calendar year 1998.

  Whenever external financing is needed, Mobil and its subsidiary companies have ready access to multiple capital markets, including significant bank credit lines.


MOBIL                                 - 13 -

Operating Environment in Certain Producing Areas

  Several of the countries where Mobil has investments, especially those in which Mobil has significant exploration and/or producing activities, are subject to political and economic uncertainties. Two such countries are Indonesia and Nigeria. In recent months, civil unrest has occurred in Indonesia's Aceh Province and at Eket, Mobil's onshore base in southern Nigeria. Throughout this period, Mobil's production and operations have remained unaffected. Mobil continues to monitor developments in each of these countries closely.

  In the third quarter, Mobil's production from the Arun and other fields and facilities in the Aceh Province of Indonesia averaged 956 million cubic feet per day of natural gas and 19 thousand barrels per day of condensate and liquefied petroleum gas. Also in the third quarter, Mobil's production from southern Nigeria, all offshore, averaged 270 thousand barrels per day of crude oil and natural gas liquids.

Restructuring

    In 1998, Mobil implemented new restructuring programs in Australia and New Zealand, and in Latin America, to integrate regional fuels and lubes operations. Mobil recorded a provision of $50 million ($41 million after tax). The balance in the reserve at September 30, 1999 was $13 million. The reduction was due to cash outlays.

    In 1997, Mobil and BP announced that their European alliance would implement a major restructuring of its lubricant oil refining business. Mobil recorded reserves in 1997 of $86 million ($82 million after tax). The amount remaining in the reserve at September 30, 1999 was $24 million. The reduction was due to cash outlays.

    Also during 1997, Mobil initiated two major cost savings initiatives in Asia-Pacific, one in Japan in response to the deregulated business environment and the other in Australia. At that time, Mobil recorded reserves of $172 million ($107 million after tax). The amount remaining in the reserves at September 30, 1999 was $21 million. The reduction was due to cash outlays.


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

MOBIL                                 - 14 -

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

  The inventory and assessment and the strategy and planning phases of the work dealing with IT systems are complete. The execution phase of this work involves both application and infrastructure repair and systems upgrades and replacements. Application and infrastructure repair involves: the remediation and testing of non-compliant code; the remediation, replacement and testing of computing infrastructure and telecommunications devices; and the upgrading and testing of end user applications. The application and infrastructure repair work, which is being performed by both Mobil personnel and third parties specializing in resolving year 2000 issues, was essentially complete as of September 30, 1999. The systems upgrade and replacement work consists of the implementation of a major integrated enterprise software system in North America (which would have been implemented regardless of year 2000 considerations) and numerous other systems. This work is complete.

  The inventory and assessment and the strategy and planning phases of the work dealing with non-IT systems are complete. The execution phase of this work, much of which is being performed by the vendors of the products involved, was essentially complete as of September 30, 1999, with minor work remaining that affects less than 1% of the controls inventory. This remaining work is either work whose timing must be coordinated with plant operations or work to install new upgrades from vendors or to change upgrades previously provided by vendors.

  The inventory and assessment phase of the work dealing with relationships with external agents is complete. The communication and evaluation phase of this work is also complete,with all external agents whose relationships Mobil judges to be

MOBIL                                 - 15 -
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

  Mobil estimates that the costs to be incurred solely to achieve year 2000 compliance will total approximately $175 million (which amount includes about $5 million for contingencies which will only be spent if unforeseen repairs are required in early 2000) of which the costs of dealing with IT systems are expected to be about $158 million and the costs of dealing with non-IT systems are expected to be about $17 million (the costs of dealing with relationships with external agents are expected to be minimal). As of September 30, 1999, about $160 million of the total costs estimated to be incurred solely to achieve year 2000 compliance had been expended.

  Mobil estimates that the costs to be incurred for new systems that improve business functionality and in many cases concurrently provide year 2000 compliance will total approximately $275 million, and as of September 30, 1999, about $270 million of these costs had been expended, of which about $95 million was expensed and approximately $175 million was capitalized.

  The estimate of total Project costs has been reduced by approximately 3% from the prior estimate to reflect efficiencies and actual experience in completing project work over the past several months. Bookings of Project expenditures tend to lag completion of Project work, so that the percentages of the total estimated costs that have actually been expended are lower than the percentages of the Project work that have actually been completed.

  All Project costs are being funded with cash flows from operations. The $175 million which Mobil estimates will be expended solely to achieve year 2000 compliance represents less than 15% of Mobil's estimated total IT budget for the period covered by the Project. This entire amount is being expensed as it is incurred. Of the $275 million which Mobil estimates will be expended on new systems that improve business functionality and in many cases concurrently provide year 2000 compliance, approximately $100 million is being expensed and approximately $175 million is being capitalized.

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

MOBIL                                 - 16 -

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

  To minimize the risks associated with the year 2000 issue referred to in the second preceding paragraph, Mobil has undertaken a significant effort (1) to identify scenarios involving possible failures for year 2000 reasons of materially important systems and relationships with external agents and (2) to develop contingency plans for mitigating the impact of these scenarios. This effort was substantially complete as of September 30, 1999.

  Mobil operates a portfolio of diverse businesses which have facilities and operations throughout the world and are managed regionally. Mobil believes that the most reasonably likely worst case scenarios, should they occur, will be encountered at facilities or operations located in one or more of these regions. Accordingly, a risk-based contingency planning process was developed for execution by each business unit in its unique operating environment, focusing on its business-specific risks. Contingency planning project leaders were trained in the process during the first six weeks of 1999. Under their leadership, teams in the business units have essentially completed the development and implementation of business continuity and contingency plans. Mobil has also adapted its existing crisis response model to encompass failures for year 2000 reasons of materially important systems or relationships with external agents, and has undertaken several exercises to validate the model in the context of Year 2000 crisis response. Final implementation of contingency plans and additional exercises to validate the crisis response model in the business units will take place in the fourth quarter of the year.

  The work described in the preceding paragraph is focused on risks, scenarios and contingency plans involving materially important systems and relationships with external agents. There are, however, an almost infinite number of additional risk which are simply not assessable and for which, therefore, contingency plans cannot be developed. These are the risks of failure for year 2000 reasons of one or more systems or relationships with external agents which, individually, Mobil does not judge to be materially important but whose failure could trigger a cascade of other failures for year 2000 reasons, the combination of which could be materially important or could prevent Mobil from implementing

MOBIL                                 - 17 -

Year 2000 Project--concluded

contingency plans it has developed. Such a combination of failures could also have a material adverse effect on Mobil's results of operations, liquidity and/or financial condition.

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

MOBIL                                 - 18 -

Forward-Looking Statements--concluded

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




MOBIL                                 - 19 -

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

  In July, 1999, Mobil Oil Corporation agreed in principle with the U.S. Department of Justice (the "DOJ") and the U.S. Environmental Protection Agency (the "EPA") to settle previously-reported allegations that the operations of Mobil Oil Corporation's Torrance, California refinery had violated provisions of the Clean Air Act, the Clean Water Act, the Emergency Planning and Community Right to Know Act and the Comprehensive Environmental Response, Compensation and Liability Act. The DOJ and the EPA had originally sought a penalty of $2.5 million; in the settlement, which is subject to the negotiation and signing of a Consent Decree, Mobil Oil Corporation agreed to pay a civil penalty of $500,000 and to spend an additional $1 million on various supplemental environmental projects.

  In a media briefing on September 14, 1999, the Chair of the Environmental Protection Agency of South Australia (the "EPASA") indicated that the EPASA was considering a legal action against Mobil Refining Australia Pty Ltd ("MRA") in respect of an oil spill on June 28, 1999 at MRA's refinery at Port Stanvac, Australia. If such an action were to be brought, it would probably be brought under the Pollution of Waters by Oil and Noxious Substances Act 1987 (South Australia) (the "Pollution Act"). The maximum penalty for violation of the Pollution Act is (AU) $200,000.

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

MOBIL                                 - 20 -

Item 1.  Legal Proceedings--concluded.

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

         12.  Computation of Ratio of Earnings to Fixed Charges
         27.  Financial Data Schedule (electronic only)

  Reports on Form 8-K.

    Mobil filed the following Current Reports on Form 8-K during and subsequent to the end of the Third quarter:

          Date of 8-K                    Description of 8-K

        October 25, 1999  Submitted a copy of the Mobil News Release issued
                          October 25, 1999, reporting Mobil's estimated earnings for the Third quarter of 1999.

MOBIL                                 - 21 -

                                  SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT                             MOBIL CORPORATION


BY
                                       /S/ STEVEN L. DAVIS
NAME AND TITLE                         Steven L. Davis, Controller;
                                       Principal Accounting Officer

DATE                                   November 12, 1999





MOBIL                                 - 22 -

                                  EXHIBIT INDEX

EXHIBIT                                         SUBMISSION MEDIA
-------                                         ----------------

  12.  Computation of Ratio of Earnings           Electronic
       to Fixed Charges

  27.  Financial Data Schedule                    Electronic










MOBIL                                 - 23 -